Form 10-K
period 2014-09-30
Renewable Energy & Power, Inc.
filed 2015-02-05
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-23731

RENEWABLE ENERGY AND POWER, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1294868
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

3395 W. Cheyenne Avenue #111

North Las Vegas, NV 89032

(Address of principal executive offices including zip code)

Registrant's telephone number, including area code 702 294-0111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	Not yet traded
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 30, 2014 at a closing sale price of as reported by the OTC MARKET was approximately $0. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 3, 2015 the Registrant had 74,521,720 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can" or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to:

•	changes in or new government regulations or increased enforcement of the same,

•	unavailability of desirable acquisitions, inability to complete them or inability to integrate them,

•	increased costs, including from increased raw material or energy prices,

•	changes in general worldwide economic or political conditions,

•	adverse publicity or negative consumer perception regarding solar investments,

•	issues with obtaining raw materials of adequate quality or quantity,

•	litigation and claims, including product liability, intellectual property and other types,

•	disruptions from or following acquisitions, including the loss of customers,

•	increased competition,

•	slow or negative growth in the solar power industry,

•	the loss of key personnel or the inability to manage our operations efficiently,

•	problems with information management systems, manufacturing efficiencies and operations,

•	insurance coverage issues,

•	the volatility of the stock market generally and of our stock specifically,

•	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies and

•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results to be materially different from any future results expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

We undertake no obligation to update or revise publicly any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Annual Report on Form 10-K.

Industry data used throughout this report was obtained from industry publications and internal company estimates. While we believe such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

2

RENEWABLE ENERGY AND POWER, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended September 30, 2014

PART I

Item 1. Business

 We were incorporated in Nevada in October 15, 2012 and maintain our principal executive offices at 3395 W. Cheyenne Ave, North Las Vegas, NV 89032. For convenience in this report, the terms "Company," "Renewable," "we" and "us" may be used to refer to Renewable Energy and Power, Inc. except where indicated otherwise. Our telephone number is (702) 294-0111.

General

Company Overview

Mission Statement of Renewable Energy and Power Inc.: Provide investors with products expanding markets.

Renewable Energy and Power Inc. plans to provide renewable energy that is competitive with fossil fuels by employing proprietary new technologies, and combining them with existing solar and wind power generation and LED lighting. At this time, all solar and wind power energy products are in development and none have been delivered to a customer.

Renewable Energy and Power is a combination of two synergistic, wholly-owned operating divisions:

1.	Solar Hybrid (Sol-Hy) (All products in development at this time)

2.	LED Lites USA (All products sold through MDI)

These two divisions operating together within REAP create a synergistic effect for providing green energy. Both companies will function in international markets that are in vigorous growth stages of development, with long-term prospects in both the USA and international markets such as Germany, Spain and possibly South America. Within the USA, solar components are driven by federal and state legislation with tax incentives which vary by state and time.

Solar Hybrid (Sol-Hy)

The primary technology of Solar Hybrid, trade name Sol-Hy, is in solar energy concentration and conversion to electricity. A proprietary holographic lens structure, optical light guide, multi-junction semiconductor, and licensing of patented interconnect technology enables Sol-Hy to offer more efficient collection of solar energy than most existing conventional technologies. These patented processes increase solar cell interconnect reliability, providing higher electrical efficiency and significant production cost savings while conserving expensive semiconductor materials. The Company has licensed a number of patents for this process, and will file proprietary patents on developing technology as well as trademarks, trade names and copyrights.

Sol-Hy’s competitive advantages in this field include:

•

A product in development in multi-junction solar panel that uses a technology developed for space satellites which outputs twice the power in the same amount of space as multi-crystalline silicon solar panel competitors. The core technology has been proven for years in space satellites and is now ready for wide-spread general power generation. REAP is actively developing a solar panel utilizing this technology and expects to be in limited production by 4th quarter 2015.

Solar cell efficiencies vary from 6% for amorphous silicon-based solar cells to 44.0% with multiple-junction production cells and 44.4% with multiple dies assembled into a hybrid package.[11][12] Solar cell energy conversion efficiencies for commercially available multi-crystalline Si solar cells are around 15%.

[11]-"Solar Junction Breaks Concentrated Solar World Record with 43.5% Efficiency". Cnet.com.

[12]- Green, M.A. (2003). Third Generation Photovoltaics. Springer-Verlag. ISBN 3-540-26562-7.

•

The foundational intellectual property is protected and will continue to be built upon to maintain a competitive edge. REAP has licensed the patents listed below to enable it to produce multi-junction solar cell products and feels that the purchased and licensed technologies are important in providing a secure basis for this development effort.

•	U.S. Patent Number 7,215,025

•	U.S. Patent Number 7,205,635

•	U.S. Patent Number 7,205,181

•	U.S. Patent Number 6,982,475

•	U.S. Patent Number 6,753,208

The key to Solar Hybrid’s success will be the performance and reliability of its panels. All of our products and their components will be rigorously tested to stringent industry standards. Our products are being designed to meet or exceed reliability and life-cycle viability for industry approval under the Energy Star criteria; however these products have not been tested or approved by the authorized agencies at this time. Certification by Underwriter Labs (UL) and other certification organizations are in process and the corporate ground work for ISO 9001:2008 and ISO 14001:2004 certifications are underway. These certification guarantees and underwriting will allow worldwide product distribution and installation once completed. Time for initial completion of UL and ISO is currently set for fourth quarter of 2015.

LED Lites USA

LED Lites USA is in the business of producing and marketing LED (Light Emitting Diode) light fixtures and components for both the residential and commercial markets. LED lighting is a green technology that consumes far less energy and requires much less maintenance than competing lighting technologies, making it highly competitive for both retrofit and new lighting systems.

Federal and State Legislation and Federal and State Tax Benefits are driving the LED lighting market not just in the United States but all over the world.

Federal Legislation includes the Energy Independence and Security Act of 2007 passed December 2007, confirmed July 15, 2011, requiring phasing out low efficiency incandescent lighting starting in the year 2012 in favor of CFL (Compact Fluorescent Light) bulbs and other high Lumen per Watt technologies. But CFL is at best an interim solution, far less efficient and more toxic (using mercury) than LED lighting which can be expected to be the lighting of choice as costs come down with the expansion of the market.

The Federal Energy Policy Act of 2005 offers tax incentives to energy-efficient commercial buildings. Any building that can cut its lighting power density by 25-50 percent is eligible to receive a tax reduction of 60 cents per square foot. By converting to LED bulbs, companies can reduce their light electric output by 80 percent. Not only do LED users see immediate reductions in their energy bills, they also receive government endorsed tax incentives for making their buildings more energy efficient.

LED Lites USA has its background in power supply technology and thermal management having been a spin-off of Multichip Display, Inc. in late 2012. For more than 20 years, Multichip Display and its predecessor Multichip Assembly has engineered and manufactured power supplies and electronic circuits for demanding military and commercial applications. These power supplies use multi-output switchers, linear and ferro-resonant topologies for the aerospace, defense, telecom, networking and industrial markets, in both custom and standard (VME, PCI, etc.) form factors.

LED Lites USA will both leverage the technology of suppliers and develop technologies and intellectual properties of its own. Hundreds of millions of dollars have already been invested by component suppliers, for example in the LED chips themselves. Although, LED Lites USA has the flexibility to use several different suppliers of LED chips, they have developed special pricing contracts with primary suppliers. Flexibility of design will protect us from becoming someone else’s captive customer with high pricing.

Our design approach gives LED Lites USA a platform for the Sun Harvesting, Motion Detection and light level selection options. Sun Harvesting provides energy savings through the sensing of ambient light conditions to reduce power on fixtures located near windows or other well illuminated areas while maintaining full light intensity on other fixtures in the same room. Motion Detection adjusts the light intensity to Light Level Selected intensity (reduced levels) when no motion is detected in the room.

LED Lites USA will use its core skills in thermal management, system packaging and manufacturing to develop and advance technology for two key purposes:

•	To develop product solutions that maintain a leadership position over its competitors based upon superior cost-benefit to its customers, as well as greater product functionality.

•	To drive down unit cost while maintaining the key domestic work-force through the advancement of manufacturing and assembly technology and processes.

Federal Legislation

The new energy bill (passed December 2007, confirmed July 15, 2011) will begin phasing out sales of incandescent lighting beginning in 2012.

Tax Incentives

The Federal Energy Policy Act of 2005 offers tax incentives to energy-efficient commercial buildings. Any building that can cut its lighting power density by 25-50 percent is eligible to receive a tax reduction of 60 cents per square foot. By converting to LED bulbs, companies can reduce their light electric output by 80 percent. Not only do LED users see immediate reductions in their energy bills, they also receive government endorsed tax incentives for making their buildings more energy efficient.

"LED lighting is 70-80% more efficient than traditional lighting and can create some very dramatic lighting effects,” states Roger Hale, energy consultant and owner of Commercial LED Lighting in Florida, "but the real asset of LED technology is the length of time these lights last." "Conservatively, we estimate that LED lights will last for at least 12 to 15 years, giving them a clear advantage over halogen and compact fluorescent lighting, (CFL)".

Business Strategy

The immediate business strategy is to pursue contracts with customers with lighting needs for outdoor newly installed and retrofit of existing facilities. We are in negotiations with a highway billboard company to replace the existing lighting on the billboards with LED lights. We are in design stage of this process. We will continue to manufacture and deliver lighting products for MDI Industries, while the above negotiations are continuing. The solar component of our business is not presently operating awaiting funding.

Products

We presently produce lighting under subcontract for MDI Industries, Inc. These products are primarily for the aeronautical industry. We have access to a full line of lighting from both domestic and foreign sources to supply lighting for new installations and/or retrofit of additional lighting.

Marketing and Sales

We employ commissioned salesmen to sell our products to various business groups, including the outdoor advertising industry, parking lot lights and lighting of sales and inventory areas for car dealers.

When funding to begin operations in the solar power area are available, we will employ the sales force needed to pursue customers in this area.

Manufacturing

Our manufacturing process generally consists of the following operations: (i) sourcing parts for products, (ii) warehousing these parts, (iii) assembling these parts into the products according to the specifications of the customer involved (iv) testing the products to insure that the specifications of the customer are met. (v) shipping the products to the customer location.

The assembly process entails the use of various mechanical and electronic tools that are housed in our facility in North Las Vegas. We employ, as contractors, skilled and experienced engineers and technicians.

Management Information and Communication Systems

We use customized computer software systems, as well as commercially-packaged software, for handling order entry and invoicing, manufacturing, inventory management, shipping, warehouse operations, customer service inquiries, accounting operations and management information. We believe that these systems have improved operating efficiencies and customer service.

Materials and Suppliers

We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers.. We seek to mitigate the risk of a shortage of parts and materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, parts and materials where available.

Government Regulation

At this time there are no government regulations other than SEC,IRS and Nevada State corporate compliance rules that apply to the Company’s operations. The Company believes it is in compliance with all of these agencies rules and regulations.

Competition

We are engaged in industries with a high degree of competition. There are many Lighting companies pursuing the same customers. We have a history of excellent products with our present customer, MDI Industries, Inc. and have management with years of experience in our chosen areas of operation. We intend to compete based on price and quality of the products offered to customers.

Intellectual Property

We have exclusives licenses for six patents covering for the solar manufacturing activity when the funding to begin this activity is achieved. As we derive additional products they will be patented and trademarked as necessary

Employees

At September 30, 2014, we employed approximately 10 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

Additional Information

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a current report on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

Because we have a limited operating history, you may not be able to evaluate our operations accurately.

The Company has had limited operations to date and has generated limited revenue. Therefore, the Company has a limited operating history upon which to evaluate the merits of investing in the Company. Because the Company is in the early stages of operating our business, it is subject to many of the same risks inherent in the operation of a business with a limited operating history.

The Company needs additional financing.

The Company has generated limited revenue and is primarily dependent on the availability of financing in order to continue its business. There can be no assurance that financing sufficient to enable us to continue operations and construct new facilities will be available in the near future. The Company’s failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in its inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

If the Company fails to adequately manage the size of the business, it could have a severe negative effect on the Company’s financial results or stock price.

The Company believes that in order to be successful it must appropriately manage the size of its business. This may mean reducing costs and overhead in certain economic periods and selectively growing in periods of economic expansion. In addition, the Company will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of operations. The management skills and systems currently in place may not be adequate and the Company may not be able to manage any significant cost reductions or effectively provide for growth.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the services of our management team and other key employees, many of whom are vital to the Company's future success, and the availability of new employees to implement our business plan. The market for skilled employees is highly competitive, especially for employees in technical fields. Although our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time and competition for qualified personnel, especially technical engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the industry that we operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

We depend upon our senior management and their loss or unavailability could put us at a competitive disadvantage.

Our success depends largely on the skills of certain key management, including Donald M. MacIntyre (the Company's Chairman, President and Chief Executive Officer), Dr. Richard Chicotka (the Company's Manager of Operations) and Dr. Jonathan Melman (the Company's Manager of R&D). The loss of the services of any or all of these individuals could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management’s attention away from operational issues.

Adverse changes or interruptions in our relationships with third parties could affect our business operations and impair the quality of our service and reduce our revenues.

Although our business is not substantially dependent on any agreement with any specific third party, we rely on various relationships with vendors which terms could affect our access to inventory and reduce revenues. All of the relationships we have are freely terminable upon notice. We cannot assure you that our arrangements with third parties will remain in effect or that any of these third parties will continue to supply us with the same level of access to inventory in the future. If access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it may reduce our revenues. Our failure to establish and maintain representative relationships for any reason could negatively influence our systems and reduce our revenues.

Potential and evolving government regulation could impose taxes or other burdens on our business that could increase our costs or the demand for our services.

Increased regulation regarding the industry could increase the cost of our doing business or otherwise reduce our sales and revenues. Additionally, changing laws, rules and regulations, and legal uncertainties may adversely affect our business, financial condition, and results of operations. Our business, financial condition, and results of operations could be adversely affected by unfavorable changes in or interpretations of existing, or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to energy and waste disposal.

Trading on the Pink Sheets may be volatile and sporadic, which could depress the market price of our Common Stock and make it difficult for our stockholders to resell their shares.

Trading in stocks quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a Company’s operations or business prospects. This volatility could depress the market price of our Common Stock for reasons unrelated to our business or operating performance. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, stockholders may have difficulty reselling any of their shares of Common Stock.

Our Common Stock price may be volatile and could fluctuate widely in price which could result in substantial losses for investors.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations by competitors;

•	governmental regulation of our products and services;

•	additions or departures of key personnel;

•	decline in demand for our Common Stock;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	loss of any strategic relationships;

•	industry developments;

•	lack of funding generated for operations;

•	investor perception of our industry or our prospects;

•	general economic trends and other external factors; and

•	period-to-period fluctuations in our financial results.

Because we have had limited revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our Common Stock may be materially and adversely affected by these market fluctuations.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future on our Common Stock. Any return on investment may be limited to the value of our Common Stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the near future. The payment of cash dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our Common Stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Because five of our executive officers and directors maintain ownership of up to 58.5% of the outstanding shares of the Common Stock of the Company, they will control our operations.

Donald MacIntyre (our Chairman, President and Chief Executive Officer) and four other officer and directors own an aggregate of 58.5 % of the outstanding shares of the Common Stock of the Company. As a result of this ownership, they will be able to elect all of our directors and entirely control our operations. If their decisions are incorrect or if the Company cannot raise sufficient operating capital or sustain itself on its remaining revenues, we could go out of business and you would lose your investment.

We intend to apply in the future to have our stock quoted on the OTC Bulletin Board, however, until such application is approved, our Common Stock will be traded on the Pink Sheets. Further, current penny stock regulations may impose certain restrictions on marketability of our stock.

Until such time in the future that our application to be listed on the OTC Bulletin Board is approved, our Common Stock will be traded on the Pink Sheets under the symbol “REAP.” The Pink Sheets is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges which may cause difficulty in conducting trades and difficulty in obtaining future financing.

Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose Common Stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Pink Sheets, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services such as the Dow Jones News Service generally do not publish press releases about such companies, and (iii) to obtain needed capital.

A sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

The market price of our Common Stock could decline because of sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of Common Stock.

We have historically experienced losses in our operations. If we are unable to reverse this trend, we may be forced to cease operations.

During the year ended September 30, 2014, we experienced a net loss of $340,543. Our operating results for future periods will include significant expenses, including developmental expenses, the building of new facilities, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether when we will achieve profitability in the future, or at all.

We have limited working capital as of September 30. 2014 but will face significant capital requirements in the future. Since we may incur losses in the future until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

We had a net loss of $340,543 for the year ended September 30, 2014 and $213,017 for the period from October 15, 2012 (Inception) through September 30, 2013. Because we have not yet achieved or acquired sufficient operating capital and given these financial results together with our expected cash requirements in our immediate future, additional capital investments will be necessary to develop and sustain our operations.

We may be unsuccessful in our attempts to raise sufficient capital to fund our plans.

We continue to incur operating expenses, including salaries, but we have not yet obtained sufficient financing to effectively carry out our plans nor have we received sufficient operating revenues to support our human and equipment infrastructures. Until such time that we are successful in obtaining additional financing or achieve sufficient operating revenues to carry out our business strategy, there is significant risk that our business operations may be materially impaired.

Additional issuances of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of Common Stock may deter or delay changes in management. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our Common Stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Because of such dilution, proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

In addition, as we procure additional financing and acquire additional business assets, we will potentially grant shares, as well as warrants and stock options, to the financiers and shareholders of target companies. To the extent that additional shares are issued, notes are converted, and stock options and warrants are exercised, the shares that are issued may result in an oversupply of shares and an undersupply of purchasers, thereby diluting the market for our shares.

Our notes to our unaudited financials for the fiscal year ended September 30, 2014 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our September 30, 2013 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

If we fail to establish and maintain an effective system of internal controls over financial reports, we may not be able to accurately report our financial results or prevent fraud and this could adversely affect our operating results.

We may not be able to establish or maintain adequate internal controls over financial reporting. Due to lack of historical operating data, many of our internal controls and reporting systems are being designed as our business model develops. We rely on existing reporting systems that may have been implemented for different business models and may not function as intended. We are currently taking steps to strengthen our internal controls, we cannot be certain these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. We also cannot be certain that the interim steps we have taken, pending full implementation of these measures, to preserve our ability to accurately record, process, and summarize financial data and prepare our financial statements and reporting, will be effective. Many of these interim steps are time and labor intensive and rely on manual procedures, which makes them difficult to maintain for an extended period and increases the risk of errors. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Moreover, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, should we become a reporting company responsible to file financial statements with the SEC, we may be required at some point to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

When appropriate, we will perform a system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. Management may identify one or more material weaknesses in our internal control over financial reporting. If such occurs, we will be unable to assert such internal control is effective. If we are unable to assert that our internal controls over financial reporting are effective (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

Item 1B. Unresolved Staff Comments

We do not have any unresolved comments from the SEC staff.

Item 2. Properties

The following table describes our principal properties as of September 30, 2014, we lease office, warehouse and manufacturing space in North Las Vegas comprising of approximately 6,000 square feet on a renewable lease to expire on November 2, 2015.

3395 West Cheyenne Ave #111 North Las Vegas, Nevada 89032.

Item 3. Legal Proceedings

There are known or anticipated legal proceedings involving the corporation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has not been cleared by FINRA for quotation on any quotation media at this time. We have filed the necessary documents with FINRA and upon successful clearance the common stock will be traded on the other the counter market. The company anticipates filing for listing on the OTC Bulletin Board upon completion of FINRA requirements.

Holders

As of the close of business on September 30, 2014, there were 34 holders of record of common stock.

Dividends

In its limited existence the Company has never paid dividends. Dividends will be paid upon board of director approval and the presence of earning to pay such dividends, when and if such earning exist.

Securities Authorized for Issuance under Equity Compensation Plans

There are no Equity Compensations Plans adopted by the Company.

Item 6. Selected Financial Data

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

This Report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," “anticipate," “estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise any forward-looking statements whether because of new information, future events, or otherwise.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Financial Statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

The Company is engaged in the business of new and retrofit applications for LED lighting and innovative solar electrical generation. The LED products are designed to lower the use of electrical power, lower maintenance costs for users and extend the useful life of lighting fixtures. The solar process is designed to greatly increase the conversion of heat to electricity, and is patterned after technology that has been used in space exploration for many years.

Solar Hybrid

At this time Solar Hybrid is not actively selling products and will remain so until funding for the Company has been secured and necessary certifications established. Once these milestones have been achieved, Solar Hybrid expects to initially participate as a contractor for solar farms in the US and Mexico with the intent to generate revenue to assist in the development and manufacturing process of our panels. Solar Hybrid intends to install commercially available silicon panels on these farms until the Solar Hybrid panels have passed UL approval.

These farms may utilize conventional panels, Solar Hybrid panels, or a combination of both types of panels. The revenue generated from the development of these farms will assist in funding the manufacturing efforts for the Sol-Hy panels, in addition to improving Solar Hybrid’s timeline to profitability. This strategy will yield both reliability data and engineering feedback, while demonstrating to potential customers the advantages of the Sol-Hy products.

Solar farms need to maximize power per acre of land. This power is typically fed directly into the grid. The ROI for the solar farm will be dramatically improved due to our increased power per unit area. Also, due to the patented lens technology on our panels, there is less need, (or no need) to use expensive tracking systems for solar farms. Sun light tracking system(s) will add between $1.50 to 2.00 per watt to the cost of the farm. A 5MWp farm will have to increase its cost by as much as $10M when implementing trackers. This cost could be eliminated by the use of the Sol-Hy panels

LED Lites USA

LED Lites USA has delivered lights for use on US Military installations. Our existing products meet EMI (Electro Magnetic Interference) standards which are established by the FCC and will be certified by UL (Underwriters Laboratories). Our current products also meet EPA requirements (formerly administered by the Department of Energy (DOE)) for Energy Star certification which is not required; but without this certification, our products would not qualify for most Federal and State rebate programs. Our LED light fixtures exceed the Energy Star efficiency requirements.

Initial production is based in Las Vegas and has a distributor working to secure contracts from the major casinos and commercial accounts in the area. Past install of LED lights and new bids are currently in place to Planet Hollywood/Miracle Mile Mall for retrofit of fixtures to LED lights. National distribution is through a sales representative network spanning the nation, with a lead coordinator that worked for Cree Lighting in the LED lighting market.

A special line of products utilizing the technology purchased from Multichip Display Inc., employs thermal management vapor transport heat pipes to produce high intensity LED refitting of automobile dealership and airport lights. These applications require 1,000 watt light fixtures in an outdoor environment where thermal management is the key to long LED lifetime operation, guaranteed to be greater than five years through the use of the heat pipe technology.

Basis of Presentation of Financial Information

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates.

Significant Accounting Policies

Management estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis. Shipping and handling costs are billed to customers and netted against shipping and handling expenses incurred by the Company, which are included in cost of revenues. All of the Company’s sales are to Multichip Display, Inc. (MDI), a shareholder of the Company.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with an original maturity of three months or less when purchased. The Company maintains deposits in a financial institution. At September 30, 2014, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2014, none of the Company’s cash and cash equivalents was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from excess deposits. None of the Company’s cash is restricted.

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers’ financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at September 30, 2014 and 2013. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. All of the Company’s receivables are from MDI, a related party.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. The inventories were purchased from two related parties during the period ended September 30, 2013. At September 30, 2014 and 2013, inventories consisted of parts and supplies.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided using the straight-line method for financial reporting purposes over an estimated useful life of ten years. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective periods. For the year ended September 30, 2014 and for the period ended September 30, 2013, depreciation expense totaled $45,050 and $40,921, respectively. The property and equipment at September 30, 2013 and 2014 was acquired from related parties.

Intangibles

Costs incurred to acquire certain intangible assets, such as designs and specifications of products to be manufactured were capitalized and amortized by straight-line methods over an estimated useful life of five years. Intangible assets are stated at the lower of cost or estimated fair market value. During the period ended September 30, 2013, the Company capitalized $250,000 of such costs incurred for the acquisition of the Company’s intangible assets from MDI, a shareholder of the Company through a convertible note payable. See Note 4. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair market value which approximated the cost.

Amortization expense for the year ended September 30, 2014 and for the period ended September 30, 2013 was $58,402 and $45,833, respectively. The Company estimates its amortization expense related to these assets will approximate $58,400 for the years ending September 30, 2015 through 2017 and $12,600 for the year ending September 30, 2018.

Long-lived assets

In accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, the Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the period ended September 30, 2014, the Company had not identified any such impairment losses.

Income taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes.” Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company recognizes the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, in management's judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. The Company also recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open tax years.

Fair value measurements

ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

 Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates.

 Earnings per common share

The Company computes net loss per share in accordance with ASC Topic 205 “Earnings per Share.” ASC Topic 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At September 30, 2014 and 2013, there were 2,500,000 potentially dilutive shares. See Note 5.

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and compensatory stock warrants, based on estimated fair values equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. Non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair market value of the Company’s common stock at the date of the agreement.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.

The Company has not adopted a stock option plan.

Recent accounting pronouncements

 During the period ended September 30, 2014 and through date of filing there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Our estimates and judgments related to our critical accounting policies, including factors and assumptions considered in making these estimates and judgments, did not vary significantly for the periods presented and had no material impact on the financial statements as reported.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $462. Net cash provided by (used in) operating activities was $382 for the year ended September 30, 2014 and was $(14,920) for the year ending September 30, 2013.

Results of Operations

The following table sets forth certain Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2014	2013
Net Sales	100.00%	100.00%
Cost of Sales	86.12%	78.82%
Gross Profit	13.88%	21.18%
Selling_G&A	15.81%	16.39%
Amortization	9.67%	14.01%
Impalrment	10.72%	1.20%

Income from Operations	-56.40	-65.13

Income Before Income Tax	-56.40	-65.13

Provision for income Tax	0.00%	0.00%

Net income	-56.40%	-65.13%

Comparison of Fiscal 2014 to Fiscal 2013

Revenues Revenues increased by $276,741, or 84%, to $603,821 for fiscal 2014 from $327,080 for fiscal 2013.

Gross Profit Gross profit increased by $14,549, or 21%, to $83,835 for fiscal 2014 from $69,286 for fiscal 2013. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 13.9% for fiscal 2014 and 21.2% for fiscal 2013.

General and Administrative General and administrative expenses increased by $41,837, or 78%, to $95,458 for fiscal 2014 from $53,621 for fiscal 2013. As a percentage of net sales, selling, general and administrative expenses is 15.81% for fiscal 2014 compared to 16.39 % for fiscal 2013. The increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2013 and fiscal 2014 acquisitions.

Amortization of Intangible Assets Amortization of intangible assets was $58,402 for fiscal 2014 and $45,833 for fiscal 2013. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisition of assets.

Impairment of Intangible Assets In performing our annual impairment testing as of September 30, 2014, we determined that there had been no need for an impairment at this time.

Interest and Other Expense, Net Net interest and other expense was $20,000 for fiscal 2014 and $18,333 fiscal 2013 and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI.

Inflation Inflation affects the cost of parts, goods and services we use. In recent years, inflation has been modest. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. We seek to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to increased costs in manufacturing, packaging and distribution resulting from increased fuel and other petrochemical costs, as well as payroll-related costs, insurance premiums, and other costs arising from or related to government-imposed regulations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is set forth on pages F-1 through F-23 of this Annual Report on Form 10-K. The supplemental financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Financial Data; Seasonality."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent registered public accounting firm, Turner Stone & Company LLP, or disagreements with our accountants on matters of accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2014, were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of September 30, 2014, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our management team is comprised of enthusiastic, well educated, and motivated personnel having a combined experience of over 100 man years. We have collectively provided technical products and services, both domestically and internationally to the automotive, rail, space, aerospace, construction and service industries.

Members of our Board of Directors serve until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors. Our current officers and directors are:

Name	Age	Positions with the Company

Donald MacIntyre	71	Chairman, President, and Chief Executive Officer, Director
Bruce Parsons	75	Chief Financial Officer, Director and Treasurer
Bruce MacIntyre	66	Vice President of Marketing and Sales, Director, Secretary
Perry Barker	63	Director

Donald MacIntyre – Chairman, President and Chief Executive Officer - over 30 years of experience in the semiconductor and electronics industries Founder of a number of companies, piloting them through their early growth periods. CEO of several electronic companies with buy-outs by Black & Decker, Cypress Semiconductor and founder of Stars Microelectronics (Public Co) Thailand Ltd. University of Delaware, BSME Northrop Institute of technology; over 14 patents in Semiconductor technology, Multiple patents in semiconductor equipment and process, awarded Silicon Valley Guru for technological achievement.

Bruce Parsons – Chief Financial Officer and Treasurer – over 33 years of experience in semiconductors as Program/Product/Sales/Marketing/Administration/Finance Mgr. at Fairchild, Signetics, Philips, LSI Logic, Best Electronics and Probe Array Corporation. Graduate of Stanford University.

Bruce MacIntyre – Secretary – Copy Editor for Big Eight accounting firms Touche-Ross and Coopers and Lybrand; Technical Writer and Marketing Director for semiconductor assembly firms Amedyne and Ling Electronics; partner in computer chip upgrade manufacturer Macmanco; B.A. from Boston University with Honors in English Language and Literature.

Perry Barker – Director - has served as the Company's Director since his election in October 2010. For the past five years, Mr. Barker has served as National Sales Manager for technological products. Mr. Barker earned a B.A. in Business from Mellon University.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Exchange Act. This Code of Ethics applies to all our directors, officers and employees. We will provide to any person, without charge, upon request, a copy of the Code of Ethics. A person may request a copy by writing to RENEWABLE ENERGY AND POWER, INC., Attn.: Investor Relations, 3395 West Cheyenne Ave #111, North Las Vegas, NV 89032 or by telephoning us at (702) 294-0111.

Family Relationships

Donald MacIntyre our CEO and Bruce MacIntyre the corporate secretary are brothers. There are no other family relationships.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely upon our review of such filings, we are not aware of any failures by such persons to make any such filings on a timely basis.

Board Committees and Financial Expert

The Company does not currently maintain separate audit, nominating or compensation committees. When necessary, the entire Board of Directors performs the tasks that would be required of those committees. Furthermore, we do not have a qualified financial expert serving on the Board of Directors at this time, because we have not been able to hire a qualified candidate and we have inadequate financial resources at this time to hire such an expert.

Item 11. Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal year ended September 30, 2014 and for the period from October 15, 2012 (inception) through September 30, 2013 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
President and Chief Executive Officer

Donald MacIntyre	2014	$49,500	$-	$-	$-	$49,500
	2013	$-	$-	$-	$-	$-

Chief Financial Officer

Bruce Parsons	2014	$39,503	$-	$-	$-	$39,503
	2013	$-	$-	$-	$-	$-

Vice President of Marketing and Sales

Bruce MacIntyre	2014	$40,503	$-	$-	$-	$40,503
	2013	$-	$-	$-	$-	$-

Our directors are compensated as follows: the Company's Chairman and Secretary each receive $500 per meeting attended, directors each receive $350 per meeting attended, and any non-directors who are invited to attend a meeting receive $250 per meeting attended.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by REAP for the benefit of employees.

Outstanding Equity Awards

The Company has no equity compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock and options, warrants, and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage Owned
Common Stock	Donald MacIntyre (Chairman, President and CEO) 3395 W. Cheyenne Ave. N. Las Vegas , NV 89032	40,420,000	54.239
Common Stock	Bruce Parsons (Chief Financial Officer) 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	533,360	0.716
Common Stock	Bruce MacIntyre (Secretary) 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	533,360	0.716
Common Stock	Alan Lipinski (VP Sales and Marketing) 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	100,000	0.134
Common Stock	Perry Barker 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	2,000,000	2.684
Common Stock	All Officers and Directors as a group (5 persons)	43,586,720	58.489
Other Shareholders
Common Stock	Charlotte Bugna and MDI 7176 Lahinch Dr., Gilroy, CA 95020	6,330,000	8.494
Common Stock	All Officers, Directors and Related Parties (7 entities)	49,916,720	66.983

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Donald MacIntyre is a related party due to the purchase by issuance of restricted common stock for intangible assets. Mr. MacIntyre is President and CEO of the registrant and is the controlling shareholder owning 54% percent of the issued common stock of the registrant. The transaction with Mr. MacIntyre was approximately $40,000.00.

MDI is owned by a minority shareholder (Ms. Charlotte Bugna who owns 2,000,000 shares or 2.7%) as of September 30, 2014 of the Company. MDI became a minority shareholder (4,330,000 shares or 5.7%) through debt conversion (see below). The total direct and indirect control of REAP by MDI is 8.6%. All of the Company’s accounts receivable at September 30, 2014 and 2013 and revenues generated for the year ended September 30, 2014 and for period from October 15, 2012 (Inception) through September 30, 2013. Additionally, MDI is a significant vendor.

The Company sub-leases office space from MDI with the term commencing October 15, 2012 and ending November 1, 2015 at a monthly rate of $2,500. Rent expense for the year ended September 30, 2014 and 2013 totaled $30,000 and $27,500, respectively, and is included in accounts payable to MDI at September 30, 2014 and 2013. The deposit for the facility is $5,000 and the amount was included in accounts payable, MDI at September 30, 2014 and 2013

There are no promoters as part of this registrant. There is no parent company of this registrant.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Turner Stone & Company, LLP for professional services rendered for the audit of our annual financial statements for 2014 and 2013 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $49,850 and $12,985, respectively.

Audit-Related Fees

No fees or expenses were billed by Turner Stone & Company, LLP in fiscal years 2014 or 2013 for professional services rendered, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by Turner Stone & Company, LLP in fiscal years 2014 or 2013 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2014 or 2013 fiscal years for any other products or professional services rendered by Turner Stone & Company, LLP other than as described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

1.All Financial Statements:

Financial Statements, as set forth on the attached Index to Financial Statements.

2.Financial Statement Schedules:

None

3.Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

Exhibit	Description
3.1	Certificate(s) of Incorporation of Renewable Energy and Power, Inc.
3.2	By-Laws of Renewable Energy and Power, Inc.
3.3	Specimen stock certificate of Renewable Energy and Power, Inc.
10.1	LED Light Product Line Purchase Contract
10.2	MCSP Patent License
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith electronically

SIGNATUERES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Date: February 3, 2015	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Donald MacIntyre and Bruce Parsons as their true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ Donald MacIntyre	Chief Executive Officer and Director	February 3, 2015
Donald MacIntyre

/s/ Bruce Parsons	Chief Financial Officer	February 3, 2015
Bruce Parsons

/s/ Bruce MacIntyre	Director	February 3, 2015
Bruce MacIntyre

/s/ Perry Barker	Director	February 3, 2015
Perry Barker

RENEWABLE ENERGY AND POWER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Renewable Energy and Power, Inc.

We have audited the accompanying balance sheet of Renewable Energy and Power, Inc. (the “Company”) as of September 30, 2014 and 2013 and the related statements of operations, shareholders’ equity and cash flows for the year ended September 30 2014 and the period from October 15, 2012 (Inception) through September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy and Power, Inc. at September 30, 2014 and 2013 and the results of its operations and cash flows for the year ended September 30, 2014 and the period from October 15, 2012 (Inception) through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited revenues and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the financial statements, all of the Company’s accounts receivable at September 30, 2014 and 2013 and revenues generated for the year ended September 30, 2014 and the period from October 15, 2012 (Inception) through September 30, 2013 are from transactions with Multichip Display, Inc., (MDI) a 8.5% shareholder of the Company. Additionally, MDI is a significant vendor and also provides assembly labor on a contract basis.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

February 3, 2015

Renewable Energy and Power, Inc.

Balance Sheets

September 30, 2014 and 2013

	2014	2013

Assets
Current Assets:
Cash	$462	$80
Accounts receivable from MDI (Notes 4 and 5)	930,900	327,080
Inventories	337,296	354,674
Total current assets	1,268,658	681,834

Property and equipment, net of
accumulated depreciation of $85,971 and $40,921	364,529	409,579
Intangibles, net of accumulated amortization
of $104,235 and $45,833	187,775	246,177
Other assets	5,000	5,000
	$1,825,962	$1,342,590

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable to MDI (Notes 4 and 5)	$1,018,831	$402,656
Accounts payable	44,800	11,566
Accrued interest payable to MDI (Notes 4 and 5)	38,333	18,333
Payable to shareholder	25,000	-
Consulting fees payable to officers	129,506	-
Total current liabilities	1,256,470	432,555

Convertible note payable to MDI (Note 4 and 5)	250,000	250,000
Total liabilities	1,506,470	682,555

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Common stock, 200,000,000 shares authorized, par value $.001
per share, 74,521,720 shares issued and outstanding	74,522	74,522
Additional paid-in capital	798,530	798,530
Accumulated deficit	(553,560)	(213,017)
Total shareholders' equity	319,492	660,035
	$1,825,962	$1,342,590

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.

Statements of Operations

For the Year Ended September 30, 2014 and

for the Period from October 15, 2012 (Inception) through September 30, 2013

	2014	2013

Revenues (Notes 4 and 5)	$603,821	$327,080

Cost of revenues	519,986	257,794

Gross profit	83,835	69,286

Operating expenses:
General and administrative	95,458	53,621
Inventory impairment	64,712	3,923
Amortization	58,402	45,833
Depreciation	45,050	40,921
Consultants	140,756	119,672
Interest expense	20,000	18,333
	424,378	282,303

Net loss from operations before federal income taxes	(340,543)	(213,017)

Federal income taxes	-	-

Net loss	$(340,543)	$(213,017)

Loss per share, basic and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding	74,521,720	60,021,900

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.

Statement of Shareholders' Equity

For the Year Ended September 30, 2014 and

for the Period from October 15, 2012 (Inception) through September 30, 2013

			Additional
			Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at October 15, 2012	-	$-	$-	$-	$-

Founding shares issued to initial shareholder group	42,010,000	42,010	-	-	42,010

Shares issued for cash to two initial shareholders	2,020,000	2,020	9,980	-	12,000

Cash donated by an initial shareholder	-	-	2,370	-	2,370

Conversion of convertible notes payable from MDI and an initial shareholder	29,330,000	29,330	658,670	-	688,000

Donated property and equipment	-	-	12,500	-	12,500

Shares issued for services	1,161,720	1,162	115,010	-	116,172

Net loss	-	-	-	(213,017)	(213,017)

Balance at September 30, 2013	74,521,720	74,522	798,530	(213,017)	660,035

Net loss	-	-	-	(340,543)	(340,543)

Balance at September 30, 2014	74,521,720	$74,522	$798,530	$(553,560)	$319,492

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.

Statements of Cash Flows

For the Year Ended September 30, 2014 and

for the Period from October 15, 2012 (Inception) through September 30, 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(340,543)	$(213,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	103,452	86,754
Consultants paid with stock	-	116,172
Changes in operating assets and liabilities:
Accounts receivable from MDI	(603,820)	(327,080)
Inventories	17,378	(104,674)
Other assets	-	(5,000)
Accounts payable to MDI	616,175	402,656
Account payable to others	58,234	11,566
Accrued interest payable to MDI	20,000	18,333
Consulting fees payable to officers	129,506	-
Net cash provided by (used in) operating activities	382	(14,290)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Cash received for common stock	-	14,370
Net cash provided by financing activities	-	14,370

Net increase in cash	382	80
Cash at beginning of period	80	-
Cash at end of period	$462	$80

Supplemental Cash Flow Disclosures
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Property and equipment acquired for convertible note payable from MDI	$-	$438,000
Inventory acquired for convertible note payable to an initial shareholder	$-	$250,000
Conversion of convertible notes payable to MDI and an initial shareholder to equity	$-	$(688,000)
Intangibles acquired from MDI for convertible note payable	$-	$250,000
Intangibles acquired for restricted common stock to initial shareholder group	$-	$42,010
Payable to shareholder for direct payment of Company expenses	$25,000	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Note 1 – Nature of Business

Renewable Energy and Power (REAP or the Company) was incorporated on October 15, 2012, under the laws of the State of Nevada, for the purpose of conducting all legal business. The Company is engaged in the business of new and retrofit applications for LED lighting and innovative solar electrical generation. The LED products are designed to lower the use of electrical power, lower maintenance costs for users and extend the useful life of lighting fixtures. The solar process is designed to greatly increase the conversion of heat to electricity, and is patterned after technology that has been used in space exploration for many years.

Note 2 – Going Concern

These financial statements for the period ended September 30, 2014 and 2013 were prepared assuming the Company will continue as a going concern. During our recent period ended September 30, 2014, the Company has incurred a net loss of $340,543 and a cumulative loss since inception of $553,560. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

The Company has begun principal operations and, as is common with a start-up company, the Company has had recurring losses during its early stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and may not allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

Note 3 – Summary of Significant Accounting Policies

Management estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis. Shipping and handling costs are billed to customers and netted against shipping and handling expenses incurred by the Company, which are included in cost of revenues. All of the Company’s sales are to Multichip Display, Inc. (MDI), a shareholder of the Company. See Note 4.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with an original maturity of three months or less when purchased. The Company maintains deposits in a financial institution. At September 30, 2014, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2014, none of the Company’s cash and cash equivalents was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from excess deposits. None of the Company’s cash is restricted.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers’ financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at September 30, 2014 and 2013. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. All of the Company’s receivables are from MDI, a related party. See Note 4.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. The inventories were purchased from two related parties during the period ended September 30, 2013. At September 30, 2014 and 2013, inventories consisted of parts and supplies. See Notes 4 and 5.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided using the straight-line method for financial reporting purposes over an estimated useful life of ten years. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective periods. For the year ended September 30, 2014 and for the period ended September 30, 2013, depreciation expense totaled $45,050 and $40,921, respectively. The property and equipment at September 30, 2013 and 2014 was acquired from related parties. See Notes 4 and 5.

Intangibles

Costs incurred to acquire certain intangible assets, such as designs and specifications of products to be manufactured were capitalized and amortized by straight-line methods over an estimated useful life of five years. Intangible assets are stated at the lower of cost or estimated fair market value. During the period ended September 30, 2013, the Company capitalized $250,000 of such costs incurred for the acquisition of the Company’s intangible assets from MDI, a shareholder of the Company through a convertible note payable. See Note 4. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair market value which approximated the cost.

Amortization expense for the year ended September 30, 2014 and for the period ended September 30, 2013 was $58,402 and $45,833, respectively. The Company estimates its amortization expense related to these assets will approximate $58,400 for the years ending September 30, 2015 through 2017 and $12,600 for the year ending September 30, 2018.

Long-lived assets

In accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, the Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the period ended September 30, 2014, the Company had not identified any such impairment losses.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Income taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes.” Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company recognizes the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, in management's judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. The Company also recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open tax years.

Fair value measurements

ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates.

Earnings per common share

The Company computes net loss per share in accordance with ASC Topic 205 “Earnings per Share.” ASC Topic 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At September 30, 2014 and 2013, there were 2,500,000 potentially dilutive shares. See Note 4.

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and compensatory stock warrants, based on estimated fair values equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. Non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair market value of the Company’s common stock at the date of the agreement.

Renewable Energy and Power, Inc.

Notes to Financial Statements

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.

The Company has not adopted a stock option plan.

Recent accounting pronouncements

During the period ended September 30, 2014 and through February 3, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Note 4 – Related Party Transactions with Multichip Display, Inc. (MDI)

MDI is owned by a minority shareholder (2,000,000 shares or 2.7%) of the Company at September 30, 2014 and 2013. In addition, obtained additional shares (4,330,000 shares or 5.7%) through debt conversion (see below). The total direct and indirect ownership of REAP by MDI is 8.6% at September 30, 2014 and 2013.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2015. MDI is both a significant customer and significant vendor of the Company. For the year ended September 30, 2014 and for the period ended September 30, 2013, all of the Company’s sales and accounts receivable of $930,901 and $327,080, respectively, resulted from transactions with MDI.

	September 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent

Sales to MDI	$603,821	100%	$327,080	100%
Receivable from MDI	930,900	100%	327,080	100%
Inventory purchases from MDI*	586,205	51%	256,662	51%
Accounts payable to MDI	1,018,831	100%	402,656	100%
Accrued interest payable to MDI	38,333	100%	18,333	100%
Convertible note payable to MDI	250,000	100%	250,000	100%
Rent expense	30,000	100%	27,500	100%

* Includes borrowings to pay for direct labor.

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. Neither party has requested to offset the balance.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Acquisition of equipment from MDI

On November 2, 2012, the Company acquired equipment from MDI totaling $438,000 through the issuance of a convertible note payable. The Company obtained an appraisal of the equipment on October 25, 2012 which valued the equipment at $438,000 just prior to the acquisition. The convertible note payable bore an interest rate of 8% and matures on December 31, 2014. The rate of conversion is $0.10 per share and is convertible at the option of the lender. On January 7, 2013, the convertible note payable was converted into 4,330,000 shares of common stock. Since the fair market value of the Company’s common stock was not readily determinable at the date of conversion, there was no gain or loss recognized on the conversion.

Acquisition of intangibles from MDI

On November 2, 2012, the Company acquired designs and technology for the light emitting diode manufacture from MDI totaling $250,000 through the issuance of a convertible note payable. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair market value which approximated the cost. The convertible note payable bears an interest rate of 8% and matures on December 31, 2014. On October 31, 2014, the maturity date was extended to November 1, 2015. The rate of conversion is $0.10 per share and is convertible at the option of the lender. If the lender converts, all accrued interest is forfeited. The note balance outstanding is $250,000 at September 30, 2014 and 2013 and accrued interest payable is $38,333 and $18,333 at September 30, 2014 and 2013, respectively.

Sublease of office space from MDI

The Company sub-leases office space from MDI with the term commencing October 15, 2012 and ending November 1, 2015 at a monthly rate of $2,500. Rent expense for the year ended September 30, 2014 and 2013 totaled $30,000 and $27,500, respectively, and is included in accounts payable to MDI at September 30, 2014 and 2013. The deposit for the facility is $5,000 and the amount was included in accounts payable, MDI at September 30, 2014 and 2013. Future lease commitments are as follows:

Year Ending	Amount
2015	$30,000
2016	2,500

Note 5 – Related Party Transactions with Multichip Assembly, Inc. (MAI)

Acquisition of Multichip Assembly, Inc. Assets

In connection with the purchase of the MAI inventory on March 1, 2013, the Company acquired inventory valued at $250,000 and assumed a convertible note payable to an initial minority shareholder of the Company totaling $250,000. Inventory was recorded at the value of the note. The convertible note payable bore an interest rate of 8%, matures on December 31, 2014, and converts into shares of common stock at a rate of $0.01 at the option of the lender. On March 21, 2013, the note payable was converted to 2,500,000 shares of restricted common stock. Since the fair market value of the Company’s common stock was not readily determinable, there was no gain or loss recognized on the conversion.

Donation of property and equipment

MAI contributed equipment of $12,500 to the Company. The amount is recorded as an increase in additional paid-in capital on the statement of shareholders’ equity.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Note 6 – Related Party Transactions with Initial Shareholder Group

Founder shares

On October 15, 2012, the Company purchased designs, prototype and business plans from the initial shareholder group for 42,010,000 shares of restricted common stock valued at the par value of the common stock which totaled $42,010. These shares were recorded as founder shares.

Consulting fees payable to officers and shareholder

During the year ended September 30, 2014, the Company incurred $129,506 of consulting fees which are payable to two officers and to one shareholder of the Company. Consulting fees payable to these officers and shareholder at September 30, 2014 and 2014 were $129,506 and $0, respectively.

Note 7 – Share Capital

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 and no preferred stock. Upon formation, 42,010,000 shares were issued to the founders of the Company in exchange for extensive design of a solar generating process, and a prototype of a final product (Note 6). Major shareholders of the Company have donated $2,370 of cash and $12,500 of fixed assets to capital and received no additional shares.

Note 8 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	2014	2013
Expected income tax benefit at statutory rate of 34%	$115,800	$72,400
Change in valuation allowance	(115,800)	(72,400)
Income tax expense (benefit)	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	2014	2013
Tax benefit of net operating loss carry-forward	$166,000	$63,500
Book and tax difference for amortization of intangibles	22,200	8,900
Less: valuation allowance	(188,200)	(72,400)
Net deferred tax asset	$-	$-

The Company had a federal net operating tax loss carry-forward of approximately $488,300 as of September 30, 2014. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

Renewable Energy and Power, Inc.

Notes to Financial Statements

At September 30, 2014 the deferred tax valuation allowance increased by $115,800. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of September 30, 2014 and 2013, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the periods ended September 30, 2014 and 2013, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

