Form 10-Q
period 2014-12-31
Renewable Energy & Power, Inc.
filed 2015-02-17
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 000-55237

RENEWABLE ENERGY AND POWER, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1294868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3395 Cheyenne Ave. #111
N. Las Vegas, NV.	89032
(Address of principal executive offices)	(Zip Code)

Telephone: (702) 685-9524

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of outstanding shares of the registrant’s common stock was 74,521,720 as of December 31, 2014.

RENEWABLE ENERGY AND POWER, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 31, 2014 ("Annual Report"), filed with the Securities and Exchange Commission (“SEC”) on February 5, 2015, and "Part II - Item 1A. Risk Factors" of this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.

Condensed Balance Sheets

(Unaudited)

	December 31,	September 31,
	2014	2014
Assets

Current Assets:
Cash	$87	$462
Accounts receivable from MDI (Note 4)	1,055,901	930,900
Inventories	250,000	337,296
Total current assets	1,305,988	1,268,658

Property and equipment, net of
accumulated depreciation of $97,596 and $85,971	352,904	364,529
Intangibles, net of accumulated amortization
of $117,836 and $104,235	174,174	187,775
Other assets	5,000	5,000
	$1,838,066	$1,825,962

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable to MDI (Note 4)	$1,036,497	$1,018,831
Accounts payable	45,870	44,800
Accrued interest payable to MDI (Note 4)	43,333	38,333
Payable to shareholder	25,000	25,000
Consulting fees payable to officers	142,506	129,506
Total current liabilities	1,293,206	1,256,470

Convertible note payable to MDI (Note 4)	250,000	250,000
Total liabilities	1,543,206	1,506,470

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Common stock, 200,000,000 shares authorized, par value $.001
per share, 74,521,720 shares issued and outstanding	74,522	74,522
Additional paid-in capital	798,530	798,530
Accumulated deficit	(578,192)	(553,560)
Total shareholders' equity	294,860	319,492
	$1,838,066	$1,825,962

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.

Condensed Statements of Operations

For the Three Months Ended December 31, 2014 and 2013

(Unaudited)

	2014	2013

Revenues (Note 4)	$125,001	$129,952

Cost of revenues	90,235	113,292

Gross profit	34,766	16,660

Operating expenses:
General and administrative	13,172	12,625
Amortization	13,601	12,501
Depreciation	11,625	10,950
Consultants	16,000	43,002
	54,398	79,078

Loss from operations	(19,632)	(62,418)

Interest expense	(5,000)	(5,000)

Loss before federal income taxes	(24,632)	(67,418)

Federal income taxes	-	-

Net loss	$(24,632)	$(67,418)

Loss per share, basic and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding	74,521,720	60,021,900

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended December 31, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net loss	$(24,632)	$(67,418)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	25,226	23,451
Changes in operating assets and liabilities:
Accounts receivable from MDI	(125,001)	(129,952)
Inventories	87,296	(29,916)
Accounts payable to MDI	17,666	198,690
Account payable to others	1,070	129
Accrued interest payable to MDI	5,000	5,000
Consulting fees payable to officers	13,000	-
Net cash used in operating activities	(375)	(16)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash	(375)	(16)
Cash at beginning of period	462	80
Cash at end of period	$87	$64

Supplemental Cash Flow Disclosures
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Business

Renewable Energy and Power (the Company or REAP) was incorporated on October 15, 2012, under the laws of the State of Nevada, for the purpose of conducting all legal business.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), as amended for interim financial information.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2015.

Certain information or foot note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2014 are not necessarily indicative of results for the full fiscal year.

The Company is engaged in the business of new and retrofit applications for LED lighting and innovative solar electrical generation. The LED products will lower the use of electrical power, lower maintenance costs for users and extend the useful life of lighting fixtures.

The solar process will greatly increase the conversion of heat to electricity, and is patterned after technology that has been used in space exploration for many years.

Management knows of no material adjustments needed in these financial statements to conform to Generally Accepted Accounting Principles.

Note 2 – Going Concern

These financial statements for the three months ended December 31, 2014 were prepared assuming the Company will continue as a going concern. During the three months ended December 31, 2014, the Company has incurred a loss of $24,632 and has an accumulated deficit of $578,192. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company has begun principal operations and, as is common with a start-up company, the Company has had recurring losses during its early stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation

The Company reports revenues and expenses using the accrual method of accounting for financial and tax reporting purposes. These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

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

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers’ financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at December 31, 2014 and September 30, 2014. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. All of the Company’s receivables are from MDI, a related party. See Note 4.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. The inventories were purchased from two related parties during December 31, 2014 and September 30, 2014 and consisted of parts and supplies. See Note 4.

Note 4 – Related Party Transactions with Multichip Display, Inc. (MDI)

MDI is owned by a minority shareholder (2,000,000 shares or 2.7%) of the Company as of December 31, 2014 and September 30, 2014. In addition, MDI became a minority shareholder (4,330,000 shares or 5.7%) through debt conversion (see below). The total direct and indirect ownership of REAP by MDI is 8.6% at December 31, 2014 and September 30, 2014.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2015. MDI is both a significant customer and significant vendor of the Company. For the three months ended December 31, 2014 and 2013, all of the Company’s sales resulted from transactions with MDI. The Company had the following related party transactions during at December 31, 2014 and September 30, 2014 and for the three months ended December 31, 2014 and 2013.

	For the Three Months Ended December 31,
	2014	2013

Sales to MDI	$125,001	$129,952
Inventory purchases from MDI*	2,939	143,208
Rent expense paid to MDI	7,500	7,500
Interest expense	5,000	5,000

	December 31, 2014	September 30, 2014

Receivable from MDI	$1,055,901	$930,900
Accounts payable to MDI	1,036,497	1,018,831
Accrued interest payable to MDI	43,333	38,333
Convertible note payable to MDI	250,000	250,000

__________

* Includes borrowings to pay for direct labor.

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. Neither party has requested to offset the balance.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the three months ended December 31, 2014 and 2013, the Company incurred $16,000 and $43,002, respectively, of consulting fees which are payable to two officers and to one shareholder of the Company. Consulting fees payable to these officers and shareholder at December 31, 2014 and September 30, 2014 were $142,506 and $129,506, respectively.

Note 6 – Share Capital

We are authorized to issue 200,000,000 shares of common stock and no preferred stock. Upon formation, 42,010,000 were issued to the founders of the Company in exchange for rights to an extensive design of a solar generating process, and a prototype of a final product. On October 31, 2012, 2,000,000 shares were issued for $10,000. In February 2013, 4,330,000 shares were issued in a debt conversion for the equipment of MDI Industries, Inc. In March 2013, 25,000,000 shares were issued in a debt conversion. In June 2013, 1,181,720 restricted common shares were issued for unpaid wages. Major shareholders of the Company have donated $4,370 to capital and received no additional shares.

Note 7 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	For the Three Months Ended December 31,
	2014	2013
Expected income tax benefit at statutory rate of 34%	$8,400	$22,900
Change in valuation allowance	(8,400)	(22,900)
Income tax expense (benefit)	$-	$-

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	December 31, 2014	September 30, 2014
Tax benefit of net operating loss carry-forward	$171,500	$166,000
Book and tax difference for amortization of intangibles	25,100	22,200
Less: valuation allowance	(196,600)	(188,200)
Net deferred tax asset	$-	$-

The Company had a federal net operating tax loss carry-forward of approximately $504,200 as of December 31, 2014. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

At December 31, 2014 the deferred tax valuation allowance increased by $8,400. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of December 31, 2014 and September 30, 2014, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

During the three months ended December 31, 2014 and 2013, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2014.

Cautionary Notice Regarding Forward Looking Statements

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Annual Report.

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements, which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forwardlooking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We were incorporated in Nevada in October 15, 2012 and maintain our principal executive offices at 3395 W. Cheyenne Ave, North Las Vegas, NV 89032. For convenience in this report, the terms "Company," "Renewable," “REAP” we" and "us" may be used to refer to Renewable Energy and Power, Inc. except where indicated otherwise. Our telephone number is (702) 658-9524.

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

At December 31, 2014, we employed approximately 10 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

RESULTS OF OPERATIONS

For the three months ended December 31, 2014 compared to the three months ended December 31, 2013:

Revenues

Revenues at December 31, 2014 totaled $125,001 as compared to $129,952 for fiscal 2013, from MDI, a related party.

Gross Profit

Gross profit increased by $18,106 to $34,766 for the three months ended December 31, 2014 from $16,660 for the three months ended December 31, 2013. This increase in gross profit was primarily attributable to some decreases in material costs which was purchased from MDI and better control over labor costs. As a percentage of net sales, gross profit was 27.8% for the three months ended December 31, 2014 and 12.8% for the three months ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses increased by $547, or 4%, to $13,172 for the three months ended December 31, 2014 from $12,625 for the three months ended December 31, 2013. As a percentage of net sales, operating expenses is 10.5% for fiscal 2014 compared to 9.7 % for the three months ended December 31, 2013.

Amortization of Intangible Assets

Amortization of intangible assets was $13,601 for the three months ended December 31, 2014 and $12,501 for the three months ended December 31, 2013. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $11,625 and $10,950 for the three months ended December 31, 2014 and 2013, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company totaled $16,000 and $43,002 for the three months ended December 31, 2014 and 2013, respectively. The decrease in the expense was related to reduction of design related consulting due to completion of two new development programs.

Interest Expense

Interest expense was $5,000 and $5,000 for the three months ended December 31, 2014 and 2013, respectively, and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $87. Net cash used in operating activities was $375 and $16 for the three months ended December 31, 2014 and 2013, respectively.

Our cash reserves will not be sufficient to meet our operational needs and we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Above the basic operational expenses, which are estimated at $17,000 per month. If we are not able to raise additional working capital, we may have to cease operations altogether.

Our future depends upon our relationship with MDI as well as MDI’s future relies upon us. MDI Corporation is a minority owned government contractor, which previously assembled all of the products that were being sold by MDI. The owner of MDI no longer wished to be engaged in the assembly and manufacture of the products, but to become only a sales organization. Renewable purchased the equipment, inventory and business knowledge to begin business as a separate entity. Not only is MDI the sole customer of Renewable, but Renewable is the sole assembly and manufacture provider for MDI. As part of the agreement, MDI has agreed to support the operations of the Company through November 1, 2015.

Summary

Our existing sources of liquidity will not provide cash to fund operations and make the required payments on our debt service for the next twelve months. Our ability to continue as a going concern is dependent entirely on raising funds through the sale of equity or debt. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to cease operations altogether.

Off Balance Sheet Arrangements

During the three months ended December 31, 2014, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE.

Quantitative and Qualitative Disclosures

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and taking into account that certain material weaknesses existed as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses. Notwithstanding the material weaknesses in internal controls that continue to exist as of December 31, 2014, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise it needs to remediate the material weaknesses at an appropriate cost benefit basis.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the following risk factors as well as the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the unaudited consolidated financial statements and related notes included in this Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No sales of unregistered equity securities were made during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

31.1*	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith electronically

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Dated: February 16, 2015	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

