Form 10-Q
period 2015-03-31
Renewable Energy & Power, Inc.
filed 2015-05-20
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of outstanding shares of the registrant’s common stock was 74,521,720 as of May 20, 2015.

RENEWABLE ENERGY AND POWER, INC. FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 ("Annual Report"), filed with the Securities and Exchange Commission (“SEC”) on February 5, 2015, and "Part II - Item 1A. Risk Factors" of this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

•	changes in or new government regulations or increased enforcement of the same,

•	unavailability of desirable acquisitions, inability to complete them or inability to integrate them,

•	increased costs, including from increased raw material or energy prices,

•	changes in general worldwide economic or political conditions,

•	adverse publicity or negative consumer perception regarding solar investments,

•	issues with obtaining raw materials of adequate quality or quantity,

•	litigation and claims, including product liability, intellectual property and other types,

•	disruptions from or following acquisitions, including the loss of customers,

•	increased competition,

•	slow or negative growth in the solar power industry,

•	the loss of key personnel or the inability to manage our operations efficiently,

•	problems with information management systems, manufacturing efficiencies and operations,

•	insurance coverage issues,

•	the volatility of the stock market generally and of our stock specifically,

•	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies and

•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.
Condensed Balance Sheets

	March 31,	September 30,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash	$77	$447
Accounts receivable from MDI (Note 4)	1,175,900	930,900
Inventories	250,000	337,296
Total current assets	1,425,977	1,268,643

Property and equipment, net of
accumulated depreciation of $110,522 and $85,971	339,978	364,529
Intangibles, net of accumulated amortization
of $128,361 and $104,235	163,649	187,775
Other assets (security deposit)	5,000	5,000
	$1,934,604	$1,825,947

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable to MDI (Note 4)	$1,183,823	$1,018,831
Accounts payable	2,941	44,800
Accrued interest payable to MDI (Note 4)	48,333	38,333
Payable to shareholder	25,000	25,000
Consulting fees payable to officers	156,506	129,506
Total current liabilities	1,416,603	1,256,470

Convertible note payable to MDI (Note 4)	250,000	250,000
Total liabilities	1,666,603	1,506,470

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Common stock, 200,000,000 shares authorized, par value $.001
per share, 74,521,720 shares issued and outstanding	74,522	74,522
Additional paid-in capital	798,530	798,530
Accumulated deficit	(605,051)	(553,575)
Total shareholders' equity	268,001	319,477
	$1,934,604	$1,825,947

Renewable Energy and Power, Inc.
Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues (Note 4)	$120,000	$112,500	$245,000	$242,452

Cost of revenues	86,400	90,235	176,630	194,445

Gross profit	33,600	22,265	68,370	48,007

Operating expenses:
General and administrative	12,570	14,876	26,169	45,708
Amortization	11,625	12,501	24,126	25,002
Depreciation	13,601	10,950	24,551	21,900
Consultants	17,000	11,000	35,000	54,002
	54,796	49,327	109,846	146,612

Loss from operations	(21,196)	(27,062)	(41,476)	(98,605)

Interest expense	(5,000)	(5,000)	(10,000)	(10,000)

Loss before federal income taxes	(26,196)	(32,062)	(51,476)	(108,605)

Federal income taxes	-	-	-	-

Net loss	$(26,196)	$(32,062)	$(51,476)	$(108,605)

Loss per share, basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	74,521,720	74,521,720	74,521,720	60,021,900

Renewable Energy and Power, Inc.
Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(51,476)	$(108,605)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	48,677	46,902
Changes in operating assets and liabilities:
Accounts receivable from MDI	(245,000)	(242,452)
Inventories	87,296	(44,582)
Accounts payable to MDI	164,992	269,168
Account payable to others	(41,859)	20,000
Accrued interest payable to MDI	10,000	10,000
Consulting fees payable to officers	27,000	49,500
Net cash used in operating activities	(370)	(69)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash	(370)	(69)
Cash at beginning of period	447	533
Cash at end of period	$77	$464

Supplemental Cash Flow Disclosures
Interest paid	$-	$-
Taxes paid	$-	$-

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

Certain information or foot note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended March 31, 2015 are not necessarily indicative of results for the full fiscal year.

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

Note 2 – Going Concern

These financial statements for the three and six months ending March 31, 2015 were prepared assuming the Company will continue as a going concern. During the three months ending March 31, 2015, the Company has incurred a loss of $26,196 and has an accumulated deficit of $605,051. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

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

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers’ financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at December 31, 2014 and $0 at March 31, 2015. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. All of the Company’s receivables are from MDI, a related party. (See Note 4.)

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. The inventories, which were purchased from two related parties during 2013 and 2014, consist of parts and supplies. (See Note 4.)

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Party Transactions with Multichip Display, Inc. (MDI)

MDI is owned by a minority shareholder (2,000,000 shares or 2.7%) of the Company as of December 31, 2014 and March 31, 2015. In addition, MDI became a minority shareholder (4,330,000 shares or 5.7%) through debt conversion (see below). The total direct and indirect ownership of REAP by MDI is 8.6% at December 31, 2014 and March 31, 2015.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2015. MDI is both a significant customer and significant vendor of the Company. For the three months ending March 31, 2014 and 2015, all of the Company’s sales resulted from transactions with MDI. The Company had the following related party transactions through March 31, 2015 for the time periods shown in the tables below.

	For the Three Months Ending March 31,
Income & Expense Transactions	2015	2014

Sales to MDI	$120,000	$112,500
Inventory purchases from MDI*	86,400	90,235
Rent expense paid to MDI	7,500	7,500
Interest expense	5,000	5,000

Balance Sheet Accounts as of:	March 31, 2015	September 30, 2014

Receivable from MDI	$1,175,900	$930,900
Accounts payable to MDI	1,183,823	1,018,831
Accrued interest payable to MDI	48,333	38,333
Convertible note payable to MDI	250,000	250,000

* Includes borrowings to pay for direct labor.

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. Neither party has requested to offset the balance.

 Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the six months ended March 31, 2015 and 2014, the Company incurred $35,000 and $54,002, respectively, of consulting fees which are payable to two officers and to one shareholder of the Company. Total consulting fees payable to these officers and shareholder as of March 31, 2015 and September 30, 2014 were $156,506 and $129,506 respectively.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Share Capital

We are authorized to issue 200,000,000 shares of common stock and no preferred stock. Upon formation, 42,010,000 shares were issued to the founders of the Company in exchange for rights to an extensive design of a solar generating process and a prototype of a final product. On October 31, 2012, 2,000,000 shares were issued for $10,000. In February 2013, 4,330,000 shares were issued in a debt conversion for the equipment of MDI Industries, Inc. In March 2013, 25,000,000 shares were issued in a debt conversion. In June 2013, 1,181,720 restricted common shares were issued for unpaid wages. Major shareholders of the Company have donated $4,370 to capital and received no additional shares.

Note 7 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	For the Six Months Ended March 31,
	2015	2014
Expected income tax benefit at statutory rate of 34%	$17,500	$36,900
Change in valuation allowance	(17,500)	(36,900)
Income tax expense (benefit)	$0	$0

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	March 31, 2015	September 30, 2014
Tax benefit of net operating loss carry-forward	$178,600	$166,000
Book and tax difference for amortization of intangibles	27,100	22,200
Less: valuation allowance	(205,700)	(188,200)
Net deferred tax asset	$0	$0

The Company had a federal net operating tax loss carry-forward of approximately $525,000 as of March 31, 2015. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

At March 31, 2015 the deferred tax valuation allowance increased by $17,500 from September 30, 2014. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of March 31, 2015 and September 30, 2014, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

During the six months ended March 31, 2015 and 2014, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forwardlooking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other co mmunications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We were incorporated in Nevada in October 15, 2012 and maintain our principal executive offices at 3395 W. Cheyenne Ave, North Las Vegas, NV 89032. For convenience in this report, the terms "Company," "Renewable," “REAP,” “we" and "us" may be used to refer to Renewable Energy and Power, Inc. except where indicated otherwise. Our telephone number is (702) 685-9524.

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

[11] - "Solar Junction Breaks Concentrated Solar World Record with 43.5% Efficiency". Cnet.com.

[12] - Green, M.A. (2003).Third Generation Photovoltaics. Springer-Verlag. ISBN3-540-26562-7.

The foundational intellectual property is protected and will continue to be built upon to maintain a competitive edge. REAP has licensed the patents listed below to enable it to produce multi-junction solar cell products and feels that the purchased and licensed technologies are important in providing a secure basis for this development effort.

U.S. Patent Number 7,215,025

U.S. Patent Number 7,205,635

U.S. Patent Number 7,205,181

U.S. Patent Number 6,982,475

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

Materials and Suppliers

We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers. We seek to mitigate the risk of a shortage of parts and materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, parts and materials where available.

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

Intellectual Property

We have exclusives licenses for six patents covering for the solar manufacturing activity when the funding to begin this activity is achieved. As we derive additional products they will be patented and trademarked as necessary.

Employees

At March 31, 2015, we employed approximately 10 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees

RESULTS OF OPERATIONS

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

Revenues

Revenues at March 31, 2015 totaled $120,000 as compared to $112,500 at March 31, 2014 from MDI, a related party.

Gross Profit

Gross profit increased by $11,335 to $33,600 for the three months ended March 31, 2015 from $22,265 for the three months ended March 31, 2014. This increase in gross profit was primarily attributable to some decreases in material costs which was purchased from MDI, better control over labor costs, and higher sales. As a percentage of net sales, gross profit was 28% for the three months ended March 31, 2015 and 20% for the three months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses decreased by $2,306, or 15%, to $12,570 for the three months ended March 31, 2015 from $14,876 for the three months ended March 31, 2014. As a percentage of net sales, G & A operating expense is 10.5% for fiscal 2015 compared to 13.2% for the three months ended March 31, 2014.

Amortization of Intangible Assets

Amortization of intangible assets was $11,625 for the three months ended March 31, 2015 and $12,501 for the three months ended March 31, 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $13,601 and $10,950 for the three months ended March 31, 2015 and 2014, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company totaled $17,000 and $11,000 for the three months ended March 31, 2015 and 2014, respectively. The increase in the expense was related to the addition of two sales and marketing personnel.

Interest Expense

Interest expense was $5,000 and $5,000 for the three months ended March 31, 2015 and 2014, respectively, and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI.

For the six months ended March 31, 2015 compared to the six months ended March 31, 2014:

Revenues

Revenues at March 31, 2015 totaled $245,000 as compared to $242,452 for fiscal 2014, from MDI, a related party.

Gross Profit

Gross profit increased by $20,363 to $68,370 for the six months ended March 31, 2015 from $48,007 for the six months ended March 31, 2014. This increase in gross profit was primarily attributable to some decreases in material costs which were purchased from MDI and better control over labor costs. As a percentage of net sales, gross profit was 27.9% for the six months ended March 31, 2015 and 19.8% for the six months ended March 31, 2014.

General and Administrative Expenses

During the six months ended March 31, 2015, general and administrative expenses decreased by $19,539, or 42.7%, to $26,169 from $45,708 for the six months ended March 31, 2014. As a percentage of net sales, G & A operating expenses are 10.7% for fiscal 2015 compared to 18.9% for the six months ended March 31, 2014.

Amortization of Intangible Assets

Amortization of intangible assets was $24,126 for the six months ended March 31, 2015 and $25,002 for the six months ended March 31, 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $24,551 and $21,900 for the six months ended March 31, 2015 and 2014, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company totaled $35,000 and $54,002 for the six months ended March 31, 2015 and 2014, respectively. The decrease in the expense was related to reduction of design related consulting due to completion of two new development programs in FY2014.

Interest Expense

Interest expense was $10,000 and $10,000 for the six months ended March 31, 2015 and 2014, respectively, and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $77. Net cash used in operating activities was $370 and $69 for the six months ended March 31, 2015 and 2014, respectively.

Our cash reserves will not be sufficient to meet our operational needs and we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. Above the basic operational expenses, which are estimated at $20,000 per month. If we are not able to raise additional working capital, we may have to cease operations altogether.

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

Off Balance Sheet Arrangements

During the six months ended March 31, 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2015, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

PART II - OTHER INFORMATION

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

** Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Date: May 20, 2015	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

