Form 10-Q
period 2015-06-30
Renewable Energy & Power, Inc.
filed 2015-08-19
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

The number of outstanding shares of the registrant’s common stock was 74,521,720 as of August 19, 2015.

RENEWABLE ENERGY AND POWER, INC. FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015
TABLE OF CONTENTS

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

•	changes in or new government regulations or increased enforcement of the same,
•	unavailability of desirable acquisitions, inability to complete them or inability to integrate them,
•	increased costs, including from increased raw material or energy prices,
•	changes in general worldwide economic or political conditions,
•	adverse publicity or negative consumer perception regarding solar investments,
•	issues with obtaining raw materials of adequate quality or quantity,
•	litigation and claims, including product liability, intellectual property and other types,
•	disruptions from or following acquisitions, including the loss of customers,
•	increased competition,
•	slow or negative growth in the solar power industry,
•	the loss of key personnel or the inability to manage our operations efficiently,
•	problems with information management systems, manufacturing efficiencies and operations,
•	insurance coverage issues,
•	the volatility of the stock market generally and of our stock specifically,
•	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies and,
•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.
Condensed Balance Sheets

	June 30,	September 30,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash	$8	$462
Accounts receivable from MDI (Note 4)	1,294,444	930,900
Inventories	250,545	337,296
Total current assets	1,544,997	1,268,658

Property and equipment, net of accumulated depreciation of $124,124 and $85,971	326,376	364,529
Intangibles, net of accumulated amortization of $139,986 and $104,235	152,024	187,775
Other assets (security deposit)	5,000	5,000
	$2,028,397	$1,825,962

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable to MDI (Note 4)	$1,281,092	$1,018,831
Accounts payable to others	24,797	44,800
Accrued interest payable to MDI (Note 4)	53,333	38,333
Payable to shareholder	25,000	25,000
Consulting fees payable to officers	168,506	129,506
Total current liabilities	1,552,728	1,256,470

Convertible note payable to MDI (Note 4)	250,000	250,000
Total liabilities	1,802,728	1,506,470

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Common stock, 200,000,000 shares authorized, par value $.001 per share, 74,521,720 shares issued and outstanding	74,522	74,522
Additional paid-in capital	798,530	798,530
Accumulated deficit	(647,383)	(553,560)
Total shareholders' equity	225,669	319,492
	$2,028,397	$1,825,962

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.
Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues (Note 4)	$118,509	$183,159	$363,509	$425,611

Cost of revenues	95,243	147,641	273,435	342,086

Gross profit	23,266	35,518	90,074	83,525

Operating expenses:
General and administrative	13,929	12,424	40,143	58,132
Amortization	11,625	12,501	35,751	37,503
Depreciation	13,602	10,950	38,153	32,850
Consultants	18,850	43,752	54,850	97,754
	58,006	79,627	168,897	226,239

Loss from operations	(34,740)	(44,109)	(78,823)	(142,714)

Interest expense	(5,000)	(5,000)	(15,000)	(15,000)

Loss before federal income taxes	(39,740)	(49,109)	(93,823)	(157,714)

Federal income taxes	-	-	-	-

Net loss	$(39,740)	$(49,109)	$(93,823)	$(157,714)

Loss per share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	74,521,720	74,521,720	74,521,720	74,521,720

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(93,823)	$(157,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73,904	70,353
Changes in operating assets and liabilities:
Accounts receivable from MDI	(363,544)	(425,611)
Inventories	86,751	(13,138)
Accounts payable to MDI	262,261	491,032
Account payable to others	(20,003)	20,000
Accrued interest payable to MDI	15,000	15,000
Consulting fees payable to officers	39,000	-
Net cash used in operating activities	(454)	(78)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net decrease in cash	(454)	(78)
Cash at beginning of period	462	80
Cash at end of period	$8	$2

Supplemental Cash Flow Disclosures
Interest paid	$-	$-
Taxes paid	$-	$-

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

Certain information or foot note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended June 30, 2015 are not necessarily indicative of results for the full fiscal year.

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

Note 2 – Going Concern

These financial statements for the three and nine months ended June 30, 2015 were prepared assuming the Company will continue as a going concern. During the three months ended June 30, 2015, the Company has incurred a loss of $39,740 and has an accumulated deficit of $647,383. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis.Shipping and handling costs are billed to customers and netted against shipping and handling expenses incurred by the Company, which are included in cost of revenues. All of the Company’s sales are to Multichip Display, Inc. (MDI), a shareholder of the Company. See Note 4.

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers’ financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 as of June 30, 2015 September 30, 2014. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. All of the Company’s receivables are from MDI, a related party. See Note 4.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. The inventories were purchased from two related parties during 2013 and 2014 and consisted of parts and supplies. See Note 4.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Party Transactions with Multichip Display, Inc. (MDI)

MDI is owned by a minority shareholder (2,000,000 shares or 2.7%) of the Company as of December 31, 2014 and June 30, 2015. In addition, MDI became a minority shareholder (4,330,000 shares or 5.7%) through debt conversion (see below). The total direct and indirect ownership of REAP by MDI is 8.6% as of September 30, 2014 and June 30, 2015.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2015. MDI is both a significant customer and significant vendor of the Company. For the three months ended June 30, 2015 and 2014, all of the Company’s sales resulted from transactions with MDI. The Company had the following related party transactions through June 30, 2015 for the time periods shown in the tables below.

	For the Three Months Ended June 30,
Income & Expense Transactions:	2015	2014

Sales to MDI	$118,509	$183,159
Inventory purchases from MDI*	84,769	174,984
Rent expense paid to MDI	7,500	7,500
Interest expense	5,000	5,000

Balance Sheet Accounts as of:	June 30, 2015	September 30, 2014

Receivable from MDI	$1,294,444	$930,900
Accounts payable to MDI	1,281,092	1,018,831
Accrued interest payable to MDI	53,333	38,333
Convertible note payable to MDI	250,000	250,000

_________

* Includes purchases of some direct labor.

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. Neither party has requested to offset the balance.

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the three months ended June 30, 2015 and 2014, the Company incurred $18,850 and $43,752, respectively, of consulting fees which are payable to two officers and to one shareholder of the Company. Consulting fees payable to these officers and shareholder as of June 30, 2015 and December 31, 2014 were $168,506 and $129,506 respectively.

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

Note 7 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	For Nine Months Ended June 30,
	2015	2014

Expected income tax benefit at statutory rate of 34%	$31,800	$53,623
Change in valuation allowance	(31,800)	(53,623)
Income tax expense (benefit)	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	June 30, 2015	September 30, 2014

Tax benefit of net operating loss carry-forward	$191,000	$166,000
Book and tax difference for amortization of intangibles	29,000	22,200
Less: valuation allowance	220,000)	(188,200)
Net deferred tax asset	$-	$-

The Company had a federal net operating tax loss carry-forward of approximately $561,000 as of June 30, 2015. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

At June 30, 2015 the deferred tax valuation allowance increased by $31,800 from September 30, 2014. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of June 30, 2015 and September 30, 2014, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

During the nine months ended June 30, 2015 and 2014, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

Renewable Energy and Power is a combination of two synergistic, wholly-owned operating divisions:

1.	Solar Hybrid (Sol-Hy) (All products in development at this time)

2.	LEDLites USA (All products sold through MDI)

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

•

Solar cell efficiencies vary from 6% for amorphous silicon-based solar cells to 44.0% with multiple-junction production cells and 44.4% with multiple dies assembled into a hybrid package.[11][12] Solar cell energy conversion efficiencies for commercially available multi-crystalline Si solar cells are around 15%.

__________
[11]-"Solar Junction Breaks Concentrated Solar World Record with 43.5% Efficiency". Cnet.com.

[12]- Green, M.A. (2003).Third Generation Photovoltaics. Springer-Verlag. ISBN3-540-26562-7.

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

The Federal Energy Policy Act of 2005 offers tax incentives to energy-efficient commercial buildings. Any building that can cut its lighting power density by 25-50 percent is eligible to receive a tax reduction of 60 cents per square foot. By converting to LED bulbs, companies can reduce their electricity consumption for lighting by 60 percent. Not only do LED users see immediate reductions in their energy bills, they also receive government endorsed tax incentives for making their buildings more energy efficient.

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

Tax Incentives

The Federal Energy Policy Act of 2005 offers tax incentives to energy-efficient commercial buildings. Any building that can cut its lighting power density by 25-50 percent is eligible to receive a tax reduction of 60 cents per square foot. By converting to LED bulbs, companies can reduce their electricity consumption for lighting by 60 percent. Not only do LED users see immediate reductions in their energy bills, they also receive government endorsed tax incentives for making their buildings more energy efficient.

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

Products

We presently produce lighting products under subcontract for MDI Industries, Inc. These products are for the aeronautical industry, commercial, and industrial applications. We have access to a full line of lighting from both domestic and foreign sources to supply lighting for new installations and/or to retrofit existing lighting installations.

Marketing and Sales

We employ commissioned salesmen to sell our products to various business groups, including the outdoor advertising industry, parking lot lights and lighting of sales and inventory areas for car dealers.

When funding to begin operations in the solar power area is available, we will employ the sales force needed to pursue customers in this area.

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

Government Regulation

At this time there are no government regulations other than SEC, IRS and Nevada State corporate compliance rules that apply to the Company’s operations. The Company believes it is in compliance with all of these agencies rules and regulations.

Competition

We are engaged in industries with a high degree of competition. There are many Lighting companies pursuing the same customers. We have a history of excellent products with our present customer, MDI Industries, Inc. and have a management team with years of experience in our chosen areas of operation. We intend to compete based on price, performance, and quality of the products offered to customers.

Intellectual Property

We have exclusives licenses for six patents covering for the solar manufacturing activity when the funding to begin this activity is achieved. As we derive additional products they will be patented and trademarked as necessary.

Employees

At June 30, 2015, we employed approximately 10 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have good relationships with our employees.

RESULTS OF OPERATIONS

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

Revenues

Revenues at June 30, 2015 totaled $118,509 as compared to $183,159 at June 30, 2014 from MDI, a related party.

Gross Profit

Gross profit decreased by $12,252 to $23,266 for the three months ended June 30, 2015 from $35,518 for the three months ended June 30, 2014. This decrease in gross profit was primarily attributable to lower sales. Profit margins remained constant for these time periods. As a percentage of net sales, gross profit was 19.6% for the three months ended June 30, 2015 and 19.4% for the three months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses increased by $1,505 or 12%, to $13,929 for the three months ended June 30, 2015 from $12,424 for the three months ended June 30, 2014. As a percentage of net sales, general and administrative operating expense is 11.8% for the fiscal quarter as compared to 6.8 % for the three months ended June 30, 2014.

Amortization of Intangible Assets

Amortization of intangible assets was $11,625 for the three months ended June 30, 2015 and $12,501 for the three months ended June 30, 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $13,602 and $10,950 for the three months ended June 30, 2015 and 2014, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company and others totaled $18,850 and $43,752 for the three months ended June 30, 2015 and 2014, respectively. The decrease in the expense was related to the voluntary reduction in consultant rates and a major reduction of activity pending corporate funding.

Interest Expense

Interest expense was $5,000 and $5,000 for the three months ended June 30, 2015 and 2014, respectively, and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI.

For the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014:

Revenues

Revenues at June 30, 2015 totaled $363,509 as compared to $425,611 for fiscal 2014, from MDI, a related party.

Gross Profit

Gross profit increased by $6,449 to $90,074 for the nine months ended June 30, 2015 from $83,585 for the nine months ended June 30, 2014. This increase in gross profit was primarily attributable to the better control of costs in the current period. As a percentage of net sales, gross profit was 24.8 % for the nine months ended June 30, 2015 and 19.6 % for the nine months ended June 30, 2014.

General and Administrative Expenses

During the nine months ended June 30, 2015, general and administrative expenses decreased by $17,989 or 30.9 % to $40,143 from $58,132 for the nine months ended June 30, 2014. As a percentage of net sales, general and administrative operating expenses are 11.0 % for fiscal 2015 compared to 13.7% for the nine months ended June 30, 2014.

Amortization of Intangible Assets

Amortization of intangible assets was $35,751 for the nine months ended June 30, 2015 and $37,503 for the nine months ended June 30, 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $38,153 and $32,850 for the nine months ended June 30, 2015 and 2014, respectively.

Consultants

Consultant expenses incurred from services provided by the officers of the Company and others totaled $54,850 and $97,754 for the nine months ended June 30, 2015 and 2014, respectively. The decrease in the expense was related to reduction of design related consulting due to completion of two new development programs in FY2014 and an overall reduction of activity.

Interest Expense

Recorded interest expense was $15,000 and $15,000 for the nine months ended June 30, 2015 and 2014, respectively, and consisted of interest expense on indebtedness under our convertible note payable to MDI.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $8. Net cash used in operating activities was $439 and $78 for the nine months ended June 30, 2015 and 2014, respectively.

Our cash reserves will not be sufficient to meet our operational needs and we need to raise additional capital to pay for our operational expenses and provide for capital expenditures above the basic operational expenses, which are estimated at $20,000 per month. If we are not able to raise additional working capital, we may have to cease operations altogether.

Our future depends upon our relationship with MDI as well as MDI’s future relies upon us. MDI Corporation is a minority owned government contractor, which previously assembled all of the products that were being sold by MDI. The owner of MDI no longer wished to be engaged in the assembly and manufacture of the products, but to become only a sales organization. Renewable purchased the equipment, inventory and business knowledge to begin business as a separate entity. Not only is MDI the sole customer of Renewable, but Renewable is the sole assembly and manufacture provider for MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 1, 2015.

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

Off Balance Sheet Arrangements

During the six months ended June 30, 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2015, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

________

** Filed herewith electronically.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Date: August 19, 2015	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

