Form 10-K
period 2015-09-30
Renewable Energy & Power, Inc.
filed 2016-02-16
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-23731

RENEWABLE ENERGY AND POWER, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1294868
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

3395 W. Cheyenne Avenue #111

North Las Vegas, NV 89032

(Address of principal executive offices including zip code)

Registrant's telephone number, including area code: 702 685-9524

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	Pink Sheets
(Title of class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 30, 2015 at a closing sale price of as reported by the OTC MARKET was approximately $1,101,855. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2016 the Registrant had 80,221,720 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can" or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to:

•	changes in or new government regulations or increased enforcement of the same,

•	unavailability of desirable acquisitions, inability to complete them or inability to integrate them,

•	increased costs, including from increased raw material or energy prices,

•	changes in general worldwide economic or political conditions,

•	adverse publicity or negative consumer perception regarding solar investments,

•	issues with obtaining raw materials of adequate quality or quantity,

•	litigation and claims, including product liability, intellectual property and other types,

•	disruptions from or following acquisitions, including the loss of customers,

•	increased competition or delayed purchases by customers,

•	slow or negative growth in the solar power industry,

•	the loss of key personnel or the inability to manage our operations efficiently,

•	problems with information management systems, manufacturing efficiencies and operations,

•	insurance coverage issues,

•	the volatility of the stock market generally and of our stock specifically,

•	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies and

•	interuption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

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

2

RENEWABLE ENERGY AND POWER, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended September 30, 2015

PART I

Item 1. Business

We were incorporated in Nevada in October 15, 2012 and maintain our principal executive offices at 3395 W. Cheyenne Ave, North Las Vegas, NV 89032. For convenience in this report, the terms "Company," "Renewable," "RBNW," "REAP," "we" and "us" may be used to refer to Renewable Energy and Power, Inc. except where indicated otherwise. Our telephone number is (702) 685-9524.

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

Renewable Energy and Power is a combination of two synergistic:

1.	Solar Hybrid (Sol-Hy) (All products in development at this time.)

2.	LED Lites USA (Most products sold through MDI.)

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

Sol-Hy's competitive advantages in this field include:

•

A product in development is a multi-junction solar panel that uses a technology developed for space satellites which outputs twice the power in the same amount of space as multi-crystalline silicon solar panel competitors. The core technology has been proven for years in space satellites and is now ready for wide-spread general power generation. REAP is actively developing a solar panel utilizing this technology and expects to be in limited production by 4th quarter 2016.

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

The key to Solar Hybrid's success will be the performance and reliability of its panels. All of our products and their components will be rigorously tested to stringent industry standards. Our products are being designed to meet or exceed reliability and life-cycle viability for industry approval under the Energy Star criteria; however these products have not been tested or approved by the authorized agencies at this time. Certification by Underwriter Labs (UL) and other certification organizations are in process and the corporate ground work for ISO 9001:2008 and ISO 14001:2004 certifications are underway. These certification guarantees and underwriting will allow worldwide product distribution and installation once completed. Time for initial completion of UL and ISO is currently set for fourth quarter of 2016.

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

The Federal Energy Policy Act of 2005 offers tax incentives to energy-efficient commercial buildings. Any building that can cut its lighting power density by 25-50 percent is eligible to receive a tax reduction of 60 cents per square foot. By converting to LED bulbs, companies can reduce their light electric consumption by 60 percent. Not only do LED users see immediate reductions in their energy bills, they also receive government endorsed tax incentives for making their buildings more energy efficient.

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

LED Lites USA will both leverage the technology of suppliers and develop technologies and intellectual properties of its own. Hundreds of millions of dollars have already been invested by component suppliers, for example in the LED chips themselves. Although, LED Lites USA has the flexibility to use several different suppliers of LED chips, they have developed special pricing contracts with primary suppliers. Flexibility of design will protect us from becoming someone else's captive customer with high pricing.

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

Tax Incentives

The Federal Energy Policy Act of 2005 offers tax incentives to energy-efficient commercial buildings. Any building that can cut its lighting power density by 25-50 percent is eligible to receive a tax reduction of 60 cents per square foot. By converting to LED bulbs, companies can reduce their light electric consumption by 60 percent. Not only do LED users see immediate reductions in their energy bills, they also receive government endorsed tax incentives for making their buildings more energy efficient.

"LED lighting is 70-80% more efficient than traditional lighting and can create some very dramatic lighting effects," states Roger Hale, energy consultant and owner of Commercial LED Lighting in Florida, "but the real asset of LED technology is the length of time these lights last." "Conservatively, we estimate that LED lights will last for at least 12 to 15 years, giving them a clear advantage over halogen and compact fluorescent lighting, (CFL)".

Business Strategy

The immediate business strategy is to pursue contracts with customers with lighting needs for outdoor newly installed and retrofit of existing facilities. We are in negotiations with a highway billboard company to replace the existing lighting on the billboards with LED lights. We are in design stage of this process. We have also quoted directly several large medical care facilities with proprietary LED lighting products. We will continue to manufacture and deliver lighting products for MDI Industries, while the above negotiations are continuing. The solar component of our business is not presently operating awaiting funding.

Products

We presently produce lighting under subcontract for MDI Industries, Inc. These products are primarily for the aeronautical industry. We have access to a full line of lighting from both domestic and foreign sources to supply lighting for new installations and/or retrofit of additional lighting.

Marketing and Sales

We contact commissioned salesmen to sell our products to various business groups, including the outdoor advertising industry, parking lot lights and lighting of sales and inventory areas for car dealers.

When funding to begin operations in the solar power area is available, we will employ the sales force needed to pursue customers in this area.

Manufacturing

Our manufacturing process generally consists of the following operations: (i) sourcing parts for products, (ii) warehousing these parts, (iii) designing and fabricating custom LED housings for the customer, (iv) assembling these parts into the products according to the specifications of the customer involved, (v) testing the products to insure that the specifications of the customer are met, and (vi) shipping the products to the customer location.

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

Government Regulation

At this time there are no government regulations other than SEC,IRS and Nevada State corporate compliance rules that apply to the Company's operations. The Company believes it is in compliance with all of these agencies rules and regulations.

Competition

We are engaged in industries with a high degree of competition. There are many Lighting companies pursuing the same customers. We have a history of excellent products with our present customer, MDI Industries, Inc. and have management with years of experience in our chosen areas of operation. We intend to compete based on price, performance, and the quality of our products.

Intellectual Property

We have exclusives licenses for six patents covering for the solar manufacturing activity when the funding to begin this activity is achieved. As we derive additional products they will be patented and trademarked as necessary.

Employees

At September 30, 2015, we employed approximately 5 full-time and approximately 5 part-time contractors. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

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

The Company needs additional financing.

The Company has generated limited revenue and is primarily dependent on the availability of financing in order to continue its business. There can be no assurance that financing sufficient to enable us to continue operations and construct new facilities will be available in the near future. The Company's failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in its inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

If the Company fails to adequately manage the size of the business, it could have a severe negative effect on the Company's financial results or stock price.

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

Our success depends largely on the skills of certain key management, including Donald M. MacIntyre (the Company's Chairman, President and Chief Executive Officer), Dr. Richard Chicotka (the Company's Manager of Operations) and Dr. Jonathan Melman (the Company's Manager of R&D). The loss of the services of any or all of these individuals could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management's attention away from operational issues.

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

Potential and evolving government regulation could impose taxes, eliminate rebates, or other burdens on our business that could increase our costs or the demand for our services.

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

Trading in stocks quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a Company's operations or business prospects. This volatility could depress the market price of our Common Stock for reasons unrelated to our business or operating performance. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, stockholders may have difficulty reselling any of their shares of Common Stock.

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

Until such time in the future that our application to be listed on the OTC Bulletin Board is approved, our Common Stock will be traded on the Pink Sheets under the symbol "RBNW." The Pink Sheets is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges which may cause difficulty in conducting trades and difficulty in obtaining future financing.

Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose Common Stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Pink Sheets, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services such as the Dow Jones News Service generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

During the year ended September 30, 2015, we experienced a net loss of $111,284. Our operating results for future periods will include significant expenses, including developmental expenses, the building of new facilities, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether when we will achieve profitability in the future, or at all.

We have limited working capital as of September 30, 2015, but will face significant capital requirements in the future. Since we may incur losses in the future until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

We had a net loss of $111,284 for the year ended September 30, 2015, a net loss of $340,543 for the year ended September 30, 2014. Because we have not yet achieved or acquired sufficient operating capital and given these financial results together with our expected cash requirements in our immediate future, additional capital investments will be necessary to develop and sustain our operations.

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

The notes to our financials for the fiscal year ended September 30, 2015 and 2014 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our September 30, 2015 and 2014 audited financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

Moreover, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, should we become a reporting company responsible to file financial statements with the SEC, we may be required at some point to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management's assessment of such internal controls.

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

Item 2. Properties

As of September 30, 2015 we lease office, warehouse and manufacturing space in North Las Vegas comprising of approximately 6,000 square feet on a renewable lease to expire on August 31, 2020.

3395 West Cheyenne Ave #111 North Las Vegas, Nevada 89032.

Item 3. Legal Proceedings

There are known or anticipated legal proceedings involving the corporation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has not been cleared by FINRA for quotation on any quotation media at this time. We have filed the necessary documents with FINRA and upon successful clearance the common stock will be traded on the over the counter market. The company anticipates filing for listing on the OTC Bulletin Board upon completion of FINRA requirements.

Holders

As of the close of business on September 30, 2015, there were 38 holders of record of common stock.

Dividends

In its limited existence the Company has never paid dividends. Dividends will be paid upon board of director approval and the presence of earning to pay such dividends, when and if such earning exist.

Securities Authorized for Issuance under Equity Compensation Plans

There are no Equity Compensations Plans adopted by the Company.

Item 6. Selected Financial Data

The Company is a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

This Report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise any forward-looking statements whether because of new information, future events, or otherwise.

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

Overview

The Company is engaged in the business of new and retrofit applications for LED lighting and innovative solar electrical generation. The LED products are designed to lower the use of electrical power, lower maintenance costs for users, and extend the useful life of lighting fixtures. The solar process is designed to greatly increase the conversion of heat to electricity and is patterned after technology that has been used in space exploration for many years.

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

These farms may utilize conventional panels, Solar Hybrid panels, or a combination of both types of panels. The revenue generated from the development of these farms will assist in funding the manufacturing efforts for the Sol-Hy panels, in addition to improving Solar Hybrid's timeline to profitability. This strategy will yield both reliability data and engineering feedback, while demonstrating to potential customers the advantages of the Sol-Hy products.

Solar farms need to maximize power per acre of land. This power is typically fed directly into the grid. The ROI for the solar farm will be dramatically improved due to our increased power per unit area. Also, due to the patented lens technology on our panels, there is less need, (or no need) to use expensive tracking systems for solar farms. Sun light tracking system(s) will add between $1.50 to 2.00 per watt to the cost of the farm. A 5MWp farm will have to increase its cost by as much as $10M when implementing trackers. This cost could be eliminated by the use of the Sol-Hy panels.

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

Initial production is based in Las Vegas and REAP has a distributor working to secure contracts from the major casinos and commercial accounts in the area. Past installations of LED lights and new bids are currently in place at Planet Hollywood/Miracle Mile Mall for retrofit of fixtures to LED lights. National distribution is through a sales representative network spanning the nation, with a lead coordinator that previously worked for Cree Lighting in the LED lighting market.

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis.Almost all of the Company's sales (98.4%) are to Multichip Display, Inc. (MDI), a shareholder of the Company.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with an original maturity of three months or less when purchased. The Company maintains deposits in a financial institution. At September 30, 2015, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2015, none of the Company's cash and cash equivalents was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from excess deposits. None of the Company's cash is restricted.

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at September 30, 2015 and 2014. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The majority of the Company's receivables (99.4%) are from MDI, a related party, of which $1,348,401 is past due. The Company has right of offset against its payables to MDI which totaled $1,737,379.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. The inventories were purchased from two related parties during the period ended September 30, 2013. At September 30, 2015 and 2014, inventories consisted of parts and supplies.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided using the straight-line method for financial reporting purposes over an estimated useful life of ten years. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective periods. For the years ended September 30, 2015 and 2014, depreciation expense totaled $45,050 each year. The property and equipment at September 30, 2015 and 2014 was acquired from related parties.

Intangibles

Costs incurred to acquire certain intangible assets, such as designs and specifications of products to be manufactured were capitalized and amortized by straight-line methods over an estimated useful life of five years. Intangible assets are stated at the lower of cost or estimated fair market value. During the period ended September 30, 2013, the Company capitalized $250,000 of such costs incurred for the acquisition of the Company's intangible assets from MDI, a shareholder of the Company through a convertible note payable. See Note 4. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair market value which approximated the cost.

Amortization expense for the years ended September 30, 2015 and 2014 was $58,402 each year. The Company estimates its amortization expense related to these assets will approximate $58,400 for the years ending September 30, 2016 through 2017 and $12,600 for the year ending September 30, 2018.

Long-lived assets

In accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, the Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the years ended September 30, 2015 and 2014, the Company had not identified any such impairment losses.

Income taxes

The Company accounts for income taxes under ASC Topic 740 "Income Taxes." Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Fair value measurements

ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

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

Earnings per common share

The Company computes net loss per share in accordance with ASC Topic 205 "Earnings per Share." ASC Topic 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At September 30, 2015 and 2014, there were 2,500,000 potentially dilutive shares. See Note 4.

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and compensatory stock warrants, based on estimated fair values equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. Non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company's common stock at the date of the agreement.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-50, "Equity-Based Payments to Non-Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.

The Company has not adopted a stock option plan.

Recent accounting pronouncements

During the year ended September 30, 2015 and through date of filing there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $60. Net cash used in operating activities was ($26,303) for the year ended September 30, 2015 as compared to $382 provided by operating activities for the year ended September 30, 2014.

Results of Operations

The following table sets forth certain Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2015	2014
Net Revenues	100%	100%
Cost of Revenues	73%	86%
Gross Profit	27%	14%
General and administrative	15%	16%
Amortization	10%	10%
Impairment	0. %	11%

Loss from Operations	-14%	-53%

Income Before Income Tax	-18%	-56%

Provision for income Tax	0.00%	0.00%

Net income	-18%	-56%

Comparison of Fiscal 2015 to Fiscal 2014

Revenues Revenues increased by $29,708, or 4.9%, to $633,529 for fiscal 2015 from $603,821 for fiscal 2014.

Gross Profit Gross profit increased by $87,522, or 104%, to $171,387 for fiscal 2015 from $83,835 for fiscal 2014. This increase in gross profit was primarily attributable to better control of purchases and price renegotiation of costly component kits. As a percentage of net sales, gross profit was 27% for fiscal 2015 and 14% for fiscal 2014.

General and Administrative General and administrative expenses increased by $1,411 or 1%, to $96,869 for fiscal 2015 from $95,458 for fiscal 2014. As a percentage of net revenues, general and administrative expenses are 15% for fiscal 2015 compared to 16% for fiscal 2014.

Amortization of Intangible Assets Amortization of intangible assets was $58,402 for fiscal 2015 and 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisition of assets.

Impairment of Intangible Assets In performing our annual impairment testing as of September 30, 2015, we determined that there had been no need for an impairment at this time.

Interest Expense Interest expense was $20,000 for each of the years ended September 30, 2015 and 2014 and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our Company is a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is set forth on pages F-1 through F-13 of this Annual Report on Form 10-K. The supplemental financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Financial Data; Seasonality."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our independent registered public accounting firm, Turner Stone & Company LLP, or disagreements with our accountants on matters of accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2015, were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company's principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the "Limitations on Effectiveness of Controls" set forth in this Item 9A below, management has determined that as of September 30, 2015, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

The Company's management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Members of our Board of Directors serve until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors. Our current officers and directors are:

Name	Age	Positions with the Company

Donald MacIntyre	72	Chairman, President, and Chief Executive Officer, Director
Bruce Parsons	76	Chief Financial Officer, Director and Treasurer
Bruce MacIntyre	67	Vice President of Marketing and Sales, Director, Secretary
Perry Barker	64	Director

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

Bruce Parsons – Chief Financial Officer and Treasurer – over 33 years of experience in semiconductors as Program/Product/Sales/Marketing/Administration/Finance Mgr. at Fairchild, Signetics, Philips, LSI Logic, Best Electronics and Probe Array Corporation. Engineering graduate of Stanford University.

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

Item 11. Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal year ended September 30, 2015 and for the period from October 15, 2012 (inception) through September 30, 2014 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

President and Chief Executive Officer

Donald MacIntyre	2015	$25,000				$25,000
	2014	$49,500	$-	$-	$-	$49,500
	2013	$-	$-	$-	$-	$-

Chief Financial Officer

Bruce Parsons	2015	$12,000	$-	$-	$-	$12,000
	2014	$39,503	$-	$-	$-	$39,503
	2013	$-	$-	$-	$-	$-

Vice President of Marketing and Sales

Bruce MacIntyre	2015	$12,000	$-	$-	$-	$12,000
	2014	$40,503	$-	$-	$-	$40,503
	2013	$-	$-	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of the Company's directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock and options, warrants, and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Donald MacIntyre is a related party due to the purchase by issuance of restricted common stock for intangible assets. Mr. MacIntyre is President and CEO of the registrant and is the controlling shareholder owning 54% percent of the issued common stock of the registrant. The transaction with Mr. MacIntyre was approximately $40,000.

MDI is owned by a minority shareholder (Ms. Charlotte Bugna who owns 2,000,000 shares or 2.7%) as of September 30, 2015 of the Company. MDI became a minority shareholder (4,330,000 shares or 5.7%) through debt conversion (see below). The total direct and indirect control of REAP by MDI is 8.6%. All of the Company's accounts receivable at September 30, 2015 and 2014 and revenues generated for the year ended September 30, 2015 and for period from October 15, 2012 (Inception) through September 30, 2014. Additionally, MDI is a significant vendor.

The Company sub-leases office space from MDI with the term commencing October 15, 2012 and ending August 31, 2020 at a monthly rate of $4,274. Rent expense for the year ended September 30, 2015 and 2014 totaled $31,774 and $30,000, respectively, and is included in accounts payable to MDI at September 30, 2015 and 2014. The different rent figures between 2014 and 2015 reflect a rent increase in September 2015. The deposit for the facility is $5,000 and the amount was included in accounts payable, MDI at September 30, 2015 and 2014

There are no promoters as part of this registrant. There is no parent company of this registrant.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Turner Stone & Company, LLP for professional services rendered for the audit of our annual financial statements for 2015 and 2014 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $35,350 and $49,850, respectively.

Audit-Related Fees

No fees or expenses were billed by Turner Stone & Company, LLP in fiscal years 2015 or 2014 for professional services rendered, other than the fees disclosed above under the caption "Audit Fees" for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by Turner Stone & Company, LLP in fiscal years 2015 or 2014 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2015 or 2014 fiscal years for any other products or professional services rendered by Turner Stone & Company, LLP other than as described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. All Financial Statements:

Financial Statements, as set forth on the attached Index to Financial Statements.

2. Financial Statement Schedules:

None

3. Exhibits:

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

___________

** Filed herewith electronically

SIGNATUERES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Date: February 15, 2016	By:	/s/ Donald MacIntyre
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

Name	Title	Date

/s/ Donald MacIntyre	Chief Executive Officer and Director	February 15, 2016
Donald MacIntyre

/s/ Bruce Parsons	Chief Financial Officer	February 15, 2016
Bruce Parsons

/s/ Bruce MacIntyre	Director	February 15, 2016
Bruce MacIntyre

/s/ Perry Barker	Director	February 15, 2016
Perry Barker

RENEWABLE ENERGY AND POWER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Renewable Energy and Power, Inc.

We have audited the accompanying balance sheets of Renewable Energy and Power, Inc. (the "Company") as of September 30, 2015 and 2014 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy and Power, Inc. at September 30, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 4 to the financial statements, substantially all of the Company's accounts receivable at September 30, 2015 and 2014 and revenues generated for the years then ended are primarily from transactions with Multichip Display, Inc., (MDI) a 8.5% shareholder of the Company. Additionally, MDI is a significant vendor and also provides assembly labor on a contract basis.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

February 15, 2016

Renewable Energy and Power, Inc.

Balance Sheets

September 30, 2015 and 2014

	2015	2014
Assets

Current Assets:
Cash	$60	$462
Accounts receivable from MDI (Note 4)	1,554,400	930,900
Accounts receivable from others	10,064	-
Inventories	250,047	337,296
Total current assets	1,814,571	1,268,658

Property and equipment, net of accumulated depreciation of $131,021 and $85,971	319,479	364,529
Intangibles, net of accumulated amortization of $162,637 and $104,235	129,373	187,775
Security deposits	5,000	5,000

	$2,268,423	$1,825,962

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable to MDI (Note 4)	$1,429,046	$1,018,831
Accounts payable to others	46,819	44,800
Accrued interest payable to MDI (Note 4)	58,333	38,333
Payable to shareholder (Note 5)	74,110	25,000
Consulting fees payable to officers and shareholder	176,006	129,506
Short-term loan payable to officer (Note 5)	25,901	-
Total current liabilities	1,810,215	1,256,470

Convertible note payable to MDI (Note 4)	250,000	250,000
Total liabilities	2,060,215	1,506,470

Commitments and Contingencies (Note 4)

Shareholders' Equity:

Common stock, 200,000,000 shares authorized, par value $.001 per share, 74,521,720 shares issued and outstanding	74,522	74,522
Additional paid-in capital	798,530	798,530
Accumulated deficit	(664,844)	(553,560)
Total shareholders' equity	208,208	319,492
	$2,268,423	$1,825,962

Renewable Energy and Power, Inc.

Statements of Operations

For the Years Ended September 30, 2015 and 2014

	2015	2014

Revenues (Note 4)	$633,529	$603,821

Cost of revenues (Note 4)	462,142	519,986

Gross profit	171,387	83,835

Operating expenses:
General and administrative	96,869	95,458
Inventory impairment	-	64,712
Amortization	58,402	58,402
Depreciation	45,050	45,050
Consultants	62,350	140,756
	262,671	404,378

Loss from operations	(91,284)	(320,543)

Interest expense	(20,000)	(20,000)

Loss before federal income taxes	(111,284)	(340,543)

Federal income taxes	-	-

Net loss	$(111,284)	$(340,543)

Loss per share, basic	$(0.00)	$(0.00)

Weighted average shares outstanding	74,521,720	74,521,720

F-4

Renewable Energy and Power, Inc.

Statement of Shareholders' Equity

For the Years Ended September 30, 2015 and 2014

		Paid-in	Additional	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at September 30, 2013	74,521,720	$74,522	$798,530	$(213,017)	$660,035

Net loss	-	-	-	(340,543)	(340,543)

Balance at September 30, 2014	74,521,720	74,522	798,530	(553,560)	319,492

Net loss	-	-	-	(111,284)	(111,284)

Balance at September 30, 2015	74,521,720	$74,522	$798,530	$(664,844)	$208,208

Renewable Energy and Power, Inc.

Statements of Cash Flows

For the Years Ended September 30, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(111,284)	$(340,543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	103,452	103,452
Inventory impairment	-	64,712
Changes in operating assets and liabilities:
Accounts receivable from MDI	(623,500)	(603,820)
Accounts receivable from others	(10,064)	-
Inventories	87,249	(47,334)
Accounts payable to MDI	410,215	616,175
Account payable to others	51,129	58,234
Accrued interest payable to MDI	20,000	20,000
Consulting fees payable to officers and shareholder	46,500	129,506
Net cash provided by (used in) operating activities	(26,303)	382

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from short-term loan payable to officer	25,901	-
Net cash provided by financing activities	25,901	-

Net increase (decrease) in cash	(402)	382
Cash at beginning of year	462	80
Cash at end of year	$60	$462
Supplemental Cash Flow Disclosures

Interest paid	$-	$-
Taxes paid	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Payable to shareholder for direct payment of Company expenses through accounts payable	$49,110	$25,000

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

Note 2 – Going Concern

These financial statements for the years ended September 30, 2015 and 2014 were prepared assuming the Company will continue as a going concern. During our recent year ended September 30, 2015, the Company has incurred a net loss of $111,284 and a cumulative loss since inception of $664,884. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

The Company has begun principal operations and, as is common with a start-up company, the Company has had recurring losses during its early stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and may not allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis. Almost all (98.4 % in 2015 and 100% in 2014) of the Company's sales were to Multichip Display, Inc. (MDI), a shareholder of the Company. See Note 4.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with an original maturity of three months or less when purchased. The Company maintains deposits in a financial institution. At September 30, 2015, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2015, none of the Company's cash and cash equivalents was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from excess deposits. None of the Company's cash is restricted.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at September 30, 2015 and 2014. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. See Note 4.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. The inventories were purchased from two related parties during the period ended September 30, 2013. At September 30, 2015 and 2014, inventories consisted of parts and supplies. See Notes 4 and 5.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided using the straight-line method for financial reporting purposes over an estimated useful life of ten years. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective periods. For the years ended September 30, 2015 and 2014, depreciation expense totaled $45,050 each year. The property and equipment at September 30, 2015 and 2014 was acquired from related parties. See Notes 4 and 5.

Intangibles

Costs incurred to acquire certain intangible assets, such as designs and specifications of products to be manufactured were capitalized and amortized by straight-line methods over an estimated useful life of five years. Intangible assets are stated at the lower of cost or estimated fair market value. During the period ended September 30, 2013, the Company capitalized $250,000 of such costs incurred for the acquisition of the Company's intangible assets from MDI, a shareholder of the Company through a convertible note payable. See Note 4. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair value which approximated the cost.

Amortization expense for the years ended September 30, 2015 and 2014 was $58,402, for each year. The Company estimates its amortization expense related to these assets will approximate $58,400 for the years ending September 30, 2016 through 2017 and $12,600 for the year ending September 30, 2018.

Long-lived assets

In accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, the Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the year ended September 30, 2015, the Company had not identified any such impairment losses.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Income taxes

The Company accounts for income taxes under ASC Topic 740 "Income Taxes." Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair value measurements

ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any financial assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates.

 Earnings per common share

The Company computes net loss per share in accordance with ASC Topic 205 "Earnings per Share." ASC Topic 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At September 30, 2015 and 2014, there were 2,500,000 potentially dilutive shares. See Note 4.

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and compensatory stock warrants, based on estimated fair values equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. Non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair market value of the Company's common stock at the date of the agreement.

Renewable Energy and Power, Inc.

Notes to Financial Statements

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-50, "Equity-Based Payments to Non-Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.

The Company has not adopted a stock option plan.

Recent accounting pronouncements

During the year ended September 30, 2015 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

Note 4 – Related Party Transactions with Multichip Display, Inc. (MDI)

MDI is owned by a minority shareholder (2,000,000 shares or 2.7%) of the Company at September 30, 2015 and 2014. In addition, MDI obtained additional shares (4,330,000 shares or 5.7%) through convertible debt (see below). The total direct and indirect ownership of REAP by MDI is 8.4% at September 30, 2015 and 2014.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2015. MDI is both a significant customer and significant vendor of the Company. For the years ended September 30, 2015 and 2014, almost all of the Company's sales and accounts receivable resulted from transactions with MDI. See related party transactions below.

	September 30, 2015		September 30, 2014
	Amount	Percent	Amount	Percent

Sales to MDI	$623,500	98.4%	$603,821	100%
Receivable from MDI	$1,554,401	100%	930,900	100%
Inventory purchases from MDI*	$452,162	99.6%	586,205	51%
Accounts payable to MDI	$1,429,046	100%	1,018,831	100%
Accrued interest payable to MDI	$58,333	100%	38,333	100%
Convertible note payable to MDI	$250,000	100%	250,000	100%
Rent expense	$31,744	100%	30,000	100%

* Includes borrowings to pay for direct labor.

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. The agreement expires on November 1, 2016. On November 11, 2015, the Company and MDI agreed to offset the receivable from MDI of $1,609,401, the accounts payable to MDI of $1,474,186 and $135,215 of the convertible note payable to MDI balance. See Note 8.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Acquisition of intangibles from MDI

On November 2, 2012, the Company acquired designs and technology for the light emitting diode manufacture from MDI totaling $250,000 through the issuance of a convertible note payable. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair market value which approximated the cost. The convertible note payable bears an interest rate of 8% and matured on December 31, 2014. On October 29, 2015, the maturity date was extended to November 1, 2016. The rate of conversion is $0.10 per share and is convertible at the option of the lender. If the lender converts, all accrued interest is forfeited. The note balance outstanding is $250,000 at September 30, 2015 and 2014 and accrued interest payable is $58,333 and $38,333 at September 30, 2015 and 2014, respectively. See Note 8.

Sublease of office space from MDI

The Company sub-leases office space from MDI with the term commencing October 15, 2012 and ended August 31, 2015 at a monthly rate of $2,500. On August 25, 2015, the Company and MDI interested into a five year lease agreement with a third party and the payment totaled $4,575 per month. Rent expense for the years ended September 30, 2015 and 2014 totaled $31,774 and $30,000 respectively, and is included in accounts payable to MDI at September 30, 2015 and 2014. The deposit for the facility is $5,000 and the amount was included in accounts payable, MDI at September 30, 2015 and 2014. Future lease commitments are as follows:

Fiscal Year Ending	Amount
2016	$54,902
2017	54,902
2018	54,902
2019	54,902
2020	36,602

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the years ended September 30, 2015 and 2014, the Company incurred $46,500 and $129,506 of consulting fees which are payable to two officers and to one shareholder of the Company. Consulting fees payable to these officers and shareholder at September 30, 2015 and 2014 were $176,006 and $129,506, respectively.

Payable to shareholder

During the years ended September 30, 2015 and 2014, a shareholder paid professional fees incurred by Company which totaled $49,110 and $25,000, respectively. Payable to shareholder totaled $74,110 and $25,000 at September 30, 2015 and 2014, respectively.

Short-term loan payable to officer

During the year ended September 30, 2015, an officer advanced the Company $25,901.

Note 6 – Share Capital

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 and no preferred stock.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Note 7 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	2015	2014
Expected income tax benefit at statutory rate of 34%	$37,800	$115,800
Change in valuation allowance	(37,800)	(115,800)
Income tax expense (benefit)	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	2015	2014
Tax benefit of net operating loss carry-forward	$190,600	$166,000
Book and tax difference for amortization of intangibles	35,200	22,200
Less: valuation allowance	(225,800)	(188,200)
Net deferred tax asset	$-	$-

The Company had a federal net operating tax loss carry-forward of approximately $560,600 as of September 30, 2015. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2034.

At September 30, 2015 the deferred tax valuation allowance increased by $37,800. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of September 30, 2015 and 2014, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended September 30, 2015 and 2014, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Note 8 – Subsequent Events

Issuance of Convertible Debt

On October 8, 2015, the Company issued a 12% Convertible Promissory Note in the aggregate amount of $40,000. This note matures on July 7, 2016 and is convertible at 55% of the lowest trading price for the 25 days prior to the conversion date. The Company received $37,000 in net proceeds from this transaction which the Company used for general working capital.

On October 8, 2015, the Company entered into an agreement to issue 700,000 shares of common stock for services.

During October 2015, the Company made payments of $5,000 on its short-term borrowings from officer and $10,000 on its accounts payable to MDI.

On November 1, 2015, the Company issued a 10% Convertible Promissory Note in the aggregate amount of $55,750. This note matures on November 17, 2016 and is convertible at 55% of the lowest trading price for the 10 days prior to the conversion date. The Company received $50,000 in net proceeds from this transaction which the Company used for general working capital.

On November 11, 2015, the Company converted $5,000 of the 2012 convertible promissory note of $250,000 that was assigned to a third party. The Company revised the conversion rate to $0.001 per share and issued 5,000,000 shares of the Company's common stock.

On November 11, 2015, the Company and MDI agreed to offset the receivable from MDI of $1,609,401, the accounts payable to MDI of $1,474,186 and $135,215 of the convertible note payable to MDI balance. The Company issued a new 8% Convertible Promissory Note for the remaining convertible note payable balance of $109,785. This note matures on December 31, 2016 and is convertible at the common stock par value of $0.001 per share.

