Form 10-Q
period 2015-12-31
Renewable Energy & Power, Inc.
filed 2016-03-21
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

Telephone: (702) 685-9524

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant's common stock was 80,221,720 as of March 18, 2016.

RENEWABLE ENERGY AND POWER, INC. FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2015 ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on February 16, 2016, and "Part II - Item 1A. Risk Factors" of this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.
Condensed Balance Sheets
December 31, 2015 and September 30, 2015

	December 31,	September 30,
	2015	2015
	(Unaudited)
Assets

Current Assets:
Cash	$-	$60
Accounts receivable from others	8,564	10,064
Accounts receivable from MDI (Note 4)	182,883	1,554,400
Inventories	70,047	250,047
Total current assets	261,494	1,814,571

Property and equipment, net of accumulated depreciation of $144,623 and $131,021, respectively	305,877	319,479
Intangibles, net of accumulated amortization of $174,262 and $162,637, respectively	117,748	129,373
Other assets (security deposit)	5,000	5,000
	$690,119	$2,268,423

Liabilities and Shareholders' Equity

Current Liabilities:
Bank overdraft	$311	$-
Accounts payable to others	46,158	46,819
Accounts payable to MDI (Note 4)	-	1,429,046
Accrued interest payable to others	1,529	-
Accrued interest payable to MDI (Note 4)	61,804	58,333
Payable to shareholder (Note 5)	74,110	74,110
Consulting fees payable to officers and shareholder	173,006	176,006
Short-term loan payable to officer (Note 5)	33,506	25,901
Convertible notes payable, less discount and loan origination fees totaling $65,905 at December 31, 2015	29,845	-

Convertible notes payable to MDI less discount of $96,590 at December 31, 2015 (Note 4)	13,195	-
Total current liabilities	433,464	1,810,215

Convertible note payable to MDI (Note 4)	-	250,000
Total liabilities	433,464	2,060,215

Commitments and Contingencies (Note 4)

Shareholders' Equity:

Common stock, 200,000,000 shares authorized, par value $.001 per share, 80,221,720 and 74,521,720 shares issued and outstanding	80,222	74,522
Additional paid-in capital	1,025,947	798,530
Accumulated deficit	(849,514)	(664,844)
Total shareholders' equity	256,655	208,208
	$690,119	$2,268,423

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.
Condensed Statements of Operations
For the Three Months Ended December 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended
	December 31,
	2015	2014

Revenues (Note 4)	$170,000	$125,001

Cost of revenues	150,705	90,235

Gross profit	19,295	34,766

Operating expenses:
General and administrative	107,958	13,172
Amortization	11,625	13,601
Depreciation	13,602	11,625
Consultants	26,408	16,000
	159,593	54,398

Loss from operations	(140,298)	(19,632)

Interest expense	(44,372)	(5,000)

Loss before federal income taxes	(184,670)	(24,632)

Federal income taxes	-	-

Net loss	$(184,670)	$(24,632)

Loss per share, basic and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding	77,878,242	74,521,720

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(184,670)	$(24,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,227	25,226
Amortization of debt discount	39,372	-
Issuance of common stock for services	35,000	-
Changes in operating assets and liabilities:
Accounts receivable from MDI	(237,884)	(125,001)
Accounts receivable from others	1,500	-
Inventories	180,000	87,296
Account payable to others	(661)	1,070
Accounts payable to MDI	45,140	17,666
Accrued interest payable to MDI	3,471	5,000
Accrued interest payable to others	1,529	-
Consulting fees payable to officers	(3,000)	13,000
Net cash used in operating activities	(94,976)	(375)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Bank overdraft	311	-
Proceeds from short-term loan payable to officer	7,605	-
Proceeds from issuance of convertible debt	87,000	-
Net cash provided by financing activities	94,916	-

Net decrease in cash	(60)	(375)
Cash at beginning of period	60	462
Cash at end of period	$-	$87
Supplemental Cash Flow Disclosures

Interest paid	$-	$-
Taxes paid	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Payment of convertible note payable to MDI through netting of accounts receivable and accounts payable	$135,215	$-
Conversion of convertible note payable to common stock	$5,000	-

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Business

Renewable Energy and Power (the Company or REAP) was incorporated on October 15, 2012, under the laws of the State of Nevada, for the purpose of conducting all legal business.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), as amended for interim financial information.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2014 Annual Report on Form 10-K. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2016.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2015 are not necessarily indicative of results for the full fiscal year.

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

Note 2 – Going Concern

These financial statements for the three months ended December 31, 2015 were prepared assuming the Company will continue as a going concern. During the three months ended December 31, 2015, the Company has incurred a loss of $184,670 and has an accumulated deficit of $849,514. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis.Shipping and handling costs are billed to customers and netted against shipping and handling expenses incurred by the Company, which are included in cost of revenues. All of the Company's sales are to Multichip Display, Inc. (MDI), a shareholder of the Company. See Note 4.

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at December 31, 2014 and 2015. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. See Note 4.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. The inventories were purchased from two related parties during the period ended September 30, 2013. At September 30, 2015 and 2014, inventories consisted of parts and supplies. See Notes 4 and 5.

Research and Development Costs

During the three months ended December 31, 2015 and 2014, research and development costs totaled $16,153 and $0.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Party Transactions with Multichip Display, Inc. (MDI)

MDI is owned by a minority shareholder (2,000,000 shares or 2.7%) of the Company. In addition, MDI became a minority shareholder (4,330,000 shares or 5.7%) through debt conversion (see below). The total direct and indirect ownership of REAP by MDI is 8.6% at December 31, 2014 and 2015.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2015. MDI is both a significant customer and significant vendor of the Company. For the three months ending December 31, 2014 and 2015, all of the Company's sales resulted from transactions with MDI. The Company had the following related party transactions through December 31, 2015 for the time periods shown in the tables below.

	Three Months Ending December 31,
	2015	2014

Sales to MDI	$170,000	$125,001
Inventory purchases from MDI*	150,705	2,939
Rent expense paid to MDI	-	7,500
Interest expense to MDI	3,471	5,000
Receivable from MDI	115,000	1,055,901
Accounts payable to MDI	112,118	1,036,497
Accrued interest payable to MDI	61,804	58,333
Convertible note payable to MDI, net of discount of $96,590	13,195	250,000

____________
*	Includes borrowings to pay for direct labor.

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

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the three months ended December 31, 2015 and 2014, the Company incurred $26,408 and $16,000, respectively, of consulting fees which are payable to two officers and to one shareholder of the Company. Total consulting fees payable to these officers and shareholder as of December 31, 2015 and September 30, 2015 were $173,006 and $176,006 respectively.

Payable to shareholder

Payable to shareholder totaled $74,110 at December 31, 2015 and September 30, 2015.

Short-term loan payable to officer

As of December 31, 2015 and September 30, 2015, officer advances to the Company totaled $33,506 and $25,901, respectively.

Note 6 – Share Capital

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $.001 and no preferred stock.

Note 7 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	For the Three Months Ended December 31,
	2015	2014
Expected income tax benefit at statutory rate of 34%	$62,800	$36,900
Change in valuation allowance	(62,800)	(36,900)
Income tax expense (benefit)	$0	$0

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	December 31, 2015	September 30, 2015
Tax benefit of net operating loss carry-forward	$256,000	$190,600
Book and tax difference for amortization of intangibles	33,600	35,200
Less: valuation allowance	(288,600)	(225,800)
Net deferred tax asset	$0	$0

The Company had a federal net operating tax loss carry-forward of approximately $525,000 as of December 31, 2015. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

At December 31, 2015 the deferred tax valuation allowance increased by $62,800 from September 30, 2015. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of December 31, 2015 and September 30, 2015, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

During the three months ended December 31, 2015 and 2014, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2015.

Cautionary Notice Regarding Forward Looking Statements

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this Annual Report.

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

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements, which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We were incorporated in Nevada in October 15, 2012 and maintain our principal executive offices at 3395 W. Cheyenne Ave, North Las Vegas, NV 89032. For convenience in this report, the terms "Company," "Renewable," "REAP," "we" and "us" may be used to refer to Renewable Energy and Power, Inc. except where indicated otherwise. Our telephone number is (702) 685-9524.

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

___________

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

LED Lites USA has its background in power supply technology and thermal management having been a spin-off of Multichip Display, Inc. in late 2012. For more than 20 years, Multichip Display and its predecessor Multichip Assembly have engineered and manufactured power supplies and electronic circuits for demanding military and commercial applications. These power supplies use multi-output switchers, linear and ferro-resonant topologies for the aerospace, defense, telecom, networking and industrial markets, in both custom and standard (VME, PCI, etc.) form factors.

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

Federal Legislation

The new energy bill (passed December 2007, confirmed July 15, 2011) began phasing out sales of incandescent lighting in 2012.

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

Manufacturing

Our manufacturing process generally consists of the following operations: (i) designing customer specific lighting products and specifying the parts, (ii) sourcing parts for products, (iii) warehousing these parts, (iv) assembling these parts into the products according to the specifications of the customer involved, (v) testing the products to insure that the specifications of the customer are met, (vi) shipping the products to the customer location, and (vii) arranging and overseeing the installation of the products at the customer's facility.

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

Government Regulation

At this time there are no government regulations other than SEC, IRS and Nevada State corporate compliance rules that apply to the Company's operations. The Company believes it is in compliance with all of these agencies rules and regulations.

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

Employees

At December 31, 2015, we employed approximately 5 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have good relationships with our employees.

RESULTS OF OPERATIONS

For the three months ended December 31, 2015 compared to the three months ended December 30, 2014:

Revenues

Revenues at December 31, 2015 totaled $170,000 as compared to $125,001 at December 31, 2014 from MDI, a related party.

Gross Profit

Gross profit decreased by $15,471 to $19,295 for the three months ended December 31, 2015 from $34,766 for the three months ended December 31, 2014. This decrease in gross profit was primarily attributable to lower profit margins. A significant portion of this lower profit margin was due to a large price increase on the PB/MPS material and labor kits provided by REAP's vendor. As a percentage of net sales, gross profit was 11.4% for the three months ended December 31, 2015 and 27.8% for the three months ended December 31, 2014.

General and Administrative Expenses

General and administrative expenses increased by $94,786 to $107,958 for the three months ended December 31, 2015 from $13,172 for the three months ended December 31, 2014. As a percentage of net sales, general and administrative operating expense is 63.5% for the fiscal quarter as compared to 10.5 % for the three months ended December 31, 2014. The increase in general and administrative expenses is due to several factors, i.e.: (i) payment to an outside firm to provide advertising and promotional services, (ii) a rent increase and the payment of back rent, (iii) payment of professional accounting services, (iv) consulting fees for a joint R & D venture with UCLA, and (v) a loan discount charge.

Amortization of Intangible Assets

Amortization of intangible assets was $11,625 for the three months ended December 31, 2015 and $13,601 for the three months ended December 31, 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $11,625 and $13,602 for the three months ended December 31, 2015 and 2014, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company and others totaled $26,408 and $16,000 for the three months ended December 31, 2015 and 2014, respectively. The increase in the expense was related to the need for consultants to facilitate the joint R & D venture with UCLA on solar cell design and solar panel efficiency.

Interest Expense

Interest expense was $44,372 and $5,000 for the three months ended December 31, 2015 and 2014, respectively, and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI and others as well as the amortization of the discount on the convertible notes payable that totaled $39,372 and $0 for the three months ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of December 31, 2015, we had cash a bank overdraft of $311. Net cash used in operating activities was $94,976 and $375 for the three months ended December 31, 2015 and 2014, respectively.

Our cash reserves will not be sufficient to meet our operational needs and we need to raise additional capital to pay for our operational expenses and provide for capital expenditures above the basic operational expenses, which are estimated at $20,000 per month. If we are not able to raise additional working capital, we may have to cease operations altogether.

Our future depends upon our relationship with MDI as well as MDI's future relies upon us. MDI Corporation is a minority owned government contractor, which previously assembled all of the products that were being sold by MDI. The owner of MDI no longer wished to be engaged in the assembly and manufacture of the products, but to become only a sales organization. Renewable purchased the equipment, inventory and business knowledge to begin business as a separate entity. Not only is MDI the sole customer of Renewable, but Renewable is the sole assembly and manufacture provider for MDI. As part of the agreement, MDI has agreed to support the operations of the Company through November 1, 2016.

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

Off Balance Sheet Arrangements

During the three months ended December 31, 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC's Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE.

Quantitative and Qualitative Disclosures

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and taking into account that certain material weaknesses existed as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses. Notwithstanding the material weaknesses in internal controls that continue to exist as of December 31, 2015, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the following risk factors as well as the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the unaudited consolidated financial statements and related notes included in this Quarterly Report.

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

______________

**	Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Date: March 18, 2016	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce parsons
Bruce Parsons
Chief Financial Officer

