Form 10-Q
period 2016-03-31
Renewable Energy & Power, Inc.
filed 2016-05-27
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

The number of outstanding shares of the registrant's common stock was 306,949,941 as of May 23, 2016.

RENEWABLE ENERGY AND POWER, INC. FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.

Condensed Balance Sheets

	March 31,	Sept. 30,
	2016	2015
	(Unaudited)	Audited
Assets
Current Assets:
Cash	$-	$60
Accounts receivable from MDI (Note 4)	345,383	1,554,400
Accounts receivable from others	8,564	10,064
Loans receivable and prepaid expenses	3,650	-
Inventories	70,047	250,047
Total current assets	427,644	1,814,571

Property and equipment, net of accumulated depreciation of $158,225 and $131,021, respectively	292,275	319,479
Intangibles, net of accumulated amortization of $185,887 and $162,637, respectively	106,123	129,373
Other assets (security deposit)	5,000	5,000
Total Other Assets	403,398	453,852
Total Assets	$831,042	$2,268,423

Liabilities and Shareholders' Equity
Current Liabilities:
Bank overdraft	$1,849	$-
Accounts payable to others	46,703	46,819
Accounts payable to MDI (Note 4)	159,035	1,429,046
Accrued interest payable to MDI (Note 4)	63,450	58,333
Payable to shareholder (Note 5)	74,110	74,110
Consulting fees payable to officers and shareholder	26,866	176,006
Short-term loan payable to officer (Note 5)	34,606	25,901
Convertible notes payable, less discount and loan origination fees totaling $140,465 at March 31, 2016	25,170	-
Convertible notes payable to MDI less discount of $73,190 at March 31, 2016 (Note 4)	36,595	-
Convertible notes payable to Officers and Shareholder less discount of $132,851 at March 31, 2016 (Note 5)	36,903	-
Total current liabilities	505,287	1,810,215

Convertible note payable to MDI (Note 4)	-	250,000
Total liabilities	505,287	2,060,215

Commitments and Contingencies (Note 4)

Shareholders' Equity:
Common stock, 750,000,000 shares authorized, par value $.001 per share, 80,221,720 and 74,521,720 shares issued and outstanding	80,222	74,522
Additional paid-in capital	1,321,336	798,530
Accumulated deficit	(1,075,803)	(664,844)
Total shareholders' equity	325,755	208,208
	$831,042	$2,268,423

The accompanying notes are an integral part of these condensed financial statements.

Renewable Energy and Power, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended March 31, 2016 and 2015

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues (Note 4)	$162,500	$120,000	$332,500	$245,000

Cost of revenues	141,502	86,400	292,207	176,630

Gross profit	20,998	33,600	40,293	68,370

Operating expenses:
General and administrative	46,067	12,570	154,023	26,169
Amortization	13,578	11,625	27,156	24,126
Depreciation	13,602	13,601	27,204	24,551
Consultants	13,000	17,000	39,408	35,000
	86,247	54,796	247,791	109,846

Loss from operations	(65,249)	(21,196)	(207,498)	(41,476)

Interest expense	(159,374)	(5,000)	(203,461)	(10,000)

Loss before federal income taxes	(224,623)	(26,196)	(410,959)	(51,476)

Federal income taxes	-	-	-	-

Net loss	$(224,623)	$(26,196)	$(410,959)	$(51,476)

Loss per share, basic and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	80,221,720	74,521,720	79,043,578	74,521,720

The accompanying notes are an integral part of these condensed financial statements.

Renewable Energy and Power, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2016 and 2015

(Unaudited)

	For the Six Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(410,959)	$(51,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,454	48,677
Amortization of debt discount	146,845	-
Amortization of loan fees	1,953	-
Issuance of common stock for services	35,000	-
Interest and penalties added to principal balance balance of convertible debt	60,249	-
Changes in operating assets and liabilities:
Accounts receivable from MDI	(400,384)	(245,000)
Accounts receivable from others	1,500	-
Inventories	180,000	87,296
Account payable to others	(116)	(41,859)
Accounts payable to MDI	204,174	164,992
Accrued interest payable to MDI	5,117	10,000
Consulting fees payable to officers	9,000	27,000
Net cash used in operating activities	(117,167)	(370)

Cash flows from investing activities:
Advances made on loans receivable	(3,650)	-

Cash flows from financing activities:
Bank overdraft	1,849	-
Loan fees	(6,797)	-
Proceeds from short-term loan payable to officer	8,705	-
Proceeds from issuance of convertible debt	117,000	-
Net cash provided by financing activities	120,757	-

Net decrease in cash	(60)	(370)
Cash at beginning of period	60	447
Cash at end of period	$-	$77

Supplemental Cash Flow Disclosures
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Payment of convertible note to MDI through netting of accounts payable to MDI and accounts receivable from MDI	$135,215	$-

Conversion of convertible note payable to common stock	$5,000	$-

Debt discount on convertible notes payable	$488,506	$-

Consulting fees payable to officers and shareholder exchanged for convertible notes payable	$158,141	$-

The accompanying notes are an integral part of these condensed financial statements.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Business

Renewable Energy and Power (the Company or REAP) was incorporated on October 15, 2012, under the laws of the State of Nevada, for the purpose of conducting all legal business.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), as amended for interim financial information

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2014 Annual Report on Form 10-K. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2016.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the months ended March 31, 2016, unless otherwise indicated, are not necessarily indicative of results for the full fiscal year.

The Company is engaged in the business of new and retrofit applications for LED lighting and innovative solar electrical generation.

Note 2 – Going Concern

These financial statements for the six months ended March 31, 2016 were prepared assuming the Company will continue as a going concern. During the six months ended March 31, 2016, the Company has incurred a loss of $410,959 and has an accumulated deficit of $1,075,803. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis.Shipping and handling costs are billed to customers and netted against shipping and handling expenses incurred by the Company, which are included in cost of revenues. Almost all of the Company's sales are to Multichip Display, Inc. (MDI), a shareholder of the Company. See Note 4.

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at March 31, 2016 and 2015. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  See Note 4.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. Wafer inventories were purchased from two related parties during the period ended September 30, 2013. At March 31, 2016 and September 30, 2015 inventories consisted of parts, supplies, silicon wafers, solar panel materials, and ARINC kits. See Notes 4 and 5.

Research and Development Costs

During the six months ended March 31, 2016 research and development costs totaled $20,173.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Party Transactions with Multichip Display, Inc. (MDI)

MDI is owned by a minority shareholder (2,000,000 shares or 0.27%) of the Company. In addition, MDI became a minority shareholder (4,330,000 shares or 0.57%) through debt conversion (see below). The total direct and indirect ownership of REAP by MDI is 0.85% at March 31, 2016.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2016. MDI is both a significant customer and significant vendor of the Company. For the three months ending March 31, 2016 and 2015, most of the Company's sales resulted from transactions with MDI. The Company had the following related party transactions through March 31, 2016 for the time periods shown in the tables below.

	Three Months Ending March 31,
	2016	2015

Income Transactions
Sales to MDI	$162,500	$120,000
Inventory Purchases from MDI	141,502	86,400
Rent Expenses Paid to MDI	12,872	1,500
Interest Expense to MDI	57,591	5,000

Balance Sheet Accounts	March 31, 2016	September 30, 2015
Receivable from MDI	$345,383	$1,554,400
Payables to MDI	159,035	1,429,046
Accrued Interest Payable to MDI	63,450	58,333
Convertible Note Payable to MDI, Net of discount	36,595	250,000

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. On November 11, 2015, the Company and MDI agreed to offset the receivable from MDI of $1,609,401, the accounts payable to MDI of $1,474,186 and $135,215 of the convertible note payable to MDI balance. The Company issued a new 8% Convertible Promissory Note for the remaining convertible note payable balance of $109,785.This note matures on December 31, 2016 and is convertible at the common stock par value of $0.001 per share.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the six months ended March 31, 2016 and 2015, the Company incurred $39,408 and $35,000, respectively, of consulting fees which are payable to two officers and to one shareholder of the Company. Total consulting fees payable to these officers and shareholder as of March 31, 2016 and September 30, 2015 were $26,866 and $176,006, respectively. During the six months ended March 31, 2016, the Company converted $158,141 of the consulting fee payable to convertible notes payable to officers and shareholder.

Payable to shareholder

The payable to shareholder totaled $74,110 at March 31, 2016 and September 30, 2015.

Short term loans payable to officer

As of March 31, 2016 and September 30, 2015, officer advances to the Company totaled $34,606 and $25,901, respectively.These loans were short term, informal borrowings that are not formally documented, bear no interest, and are due on demand.

Note 6 – Share Capital

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $.001 and no preferred stock.

Note 7 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	For the Six Months Ended
	March 31, 2016	March 31, 2015
Expected Income tax benefit at statutory rate of 34%	$139,800	$17,500

Change in valuation allowance	(139,800)	(17,500)

Income tax expense (benefit)	$-	$-

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

	March 31, 2016	Sept. 30, 2015
Deferred tax assets:
Tax benefit of net operating loss carry-forward	$277,800	$190,600
Book and tax difference for amortization of intangibles	37,900	35,200
Amortization of debt discount	49,900
Less: valuation allowance	(365,600)	(225,800)
Net deferred tax asset	$-	$-

The Company had a federal net operating tax loss carry-forward of approximately $817,000 as of March 31, 2016. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

At March 31, 2016 the deferred tax valuation allowance increased by $139,800 from September 30, 2015. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of March 31, 2016 and September 30, 2015, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

During the three months ended March 31, 2016 and 2015, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

Note 8 – Subsequent Events

On April 14, 2016 three (3) officers notified the company that they wished to exercise their rights to convert their Convertible Debentures into shares of stock in REAP in accordance with the terms and conditions of their Debentures. Accordingly, the following conversions were made on April 14, 2016:

Bruce MacIntyre	Debenture amount:	$47,336	Converted to 47,336,000 shares
Donald MacIntyre	Debenture amount:	$60,000	Converted to 60,000,000 shares.
Bruce Parsons	Debenture amount:	$50,805	Converted to 50,805,000 shares.

During April and May 2016, a lender of the Company exercised its right to convert its $40,000 Convertible Debenture into 68,587,221 shares of common stock in REAP in accordance with the terms and conditions of their Debentures.

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

Renewable Energy and Power is a combination of two synergistic divisions:

1.	Solar Hybrid (Sol-Hy) (All products in development at this time)

2.	LED Lites USA (All products sold through MDI)

These two divisions operating together within REAP to create a synergistic effect for providing green energy. Both divisions will function in international markets that are in vigorous growth stages of development, with long-term prospects in both the USA and international markets such as Germany, Spain and possibly South America. Within the USA, solar components are driven by federal and state legislation with tax incentives which vary by state and time.

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

☐

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

☐

The foundational intellectual property is protected and will continue to be built upon to maintain a competitive edge. REAP has licensed the patents listed below to enable it to produce multi-junction solar cell products and feels that the purchased and licensed technologies are important in providing a secure basis for this development effort.

☐	U.S. Patent Number 7,215,025

☐	U.S. Patent Number 7,205,635

☐	U.S. Patent Number 7,205,181

☐	U.S. Patent Number 6,982,475

☐	U.S. Patent Number 6,753,208

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

LED Lites USA will use its core skills in thermal management, system packaging and manufacturing to develop and advance technology for two key purposes:

☐	To develop product solutions that maintain a leadership position over its competitors based upon superior cost-benefit to its customers, as well as greater product functionality.

☐	To drive down unit cost while maintaining the key domestic work-force through the advancement of manufacturing and assembly technology and processes.

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

Business Strategy

The immediate business strategy is to pursue contracts with customers with lighting needs for outdoor newly installed and retrofit of existing facilities. We are in negotiations with a condominium complex to replace all outdoor lights with LED lights. We are in design stage of this process and have several bids and samples being evaluated by large customers. We will continue to manufacture and deliver lighting products for MDI Industries, while the above negotiations are continuing. The solar component of our business is developing the Tandem Solar Cell and is in the process of leasing wafer fabrication clean room space in San Jose, California to continue this development.

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

Employees

At March 31, 2016, we employed approximately 4 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have good relationships with our employees.

RESULTS OF OPERATIONS

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

Revenues for the three months ended March 31, 2016 totaled $162,500 as compared to $120,000 for the three months ended March 31, 2015 from MDI, a related party.

Gross Profit

Gross profit decreased by $12,602 to $20,998 for the three months ended March 31, 2016 from $33,600 for the three months ended March 31, 2015. This decrease in gross profit was primarily attributable to lower profit margins. A significant portion of this lower profit margin was due to a pricing adjustment on material kits and transportation costs. As a percentage of net sales, gross profit was 12.9% for the three months ended March 31, 2016 and 27.8% for the three months ended March 31, 2015.

General and Administrative Expenses

General and administrative expenses increased by $33,497 to $46,067 for the three months ended March 31, 2016 from $12,570 for the three months ended March 31, 2015. As a percentage of net sales, general and administrative operating expense is 28.3% for the fiscal quarter as compared to 10.5 % for the three months ended March 31, 2015. The increase in general and administrative expenses is due to several factors, i.e.: (i) payment to an outside firm to provide advertising and promotional services, (ii) payment of professional accounting services, (ii) consulting fees for a joint R & D venture with UCLA, and (iv) a loan discount charge.

Amortization of Intangible Assets

Amortization of intangible assets was $13,578 for the three months ended March 31, 2016 and $11,625 for the three months ended March 31, 2015. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $13,602 and $13,601 for the three months ended March 31, 2016 and 2015, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company and others totaled $13,000 and $17,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in the expense was related to the need for consultants to facilitate the joint R & D venture with UCLA on solar cell design and solar panel efficiency.

Interest Expense

Interest expense was $159,374 and $5,000 for the three months ended March 31, 2016 and 2015, respectively, and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI and others as well as the amortization of the discount on the convertible notes payable that totaled $107,433 and $0 for the three months ended March 31, 2016 and 2015, respectively.

For the six months ended March 31, 2016 compared to the six months ended March 31, 2015

Revenues

Revenues for the six months ended March 31, 2016 totaled $332,500 as compared to $245,000 at March 31, 2015 from MDI, a related party.

Gross Profit

Gross profit decreased by $28,077 to $40,293 for the six months ended March 31, 2016 from $68,370 for the six months ended March 31, 2015. This decrease in gross profit was primarily attributable to lower profit margins. A significant portion of this lower profit margin was due to a pricing adjustment on material kits and transportation costs. As a percentage of net sales, gross profit was 12.1% for the six months ended March 31, 2016 and 27.9% for the six months ended March 31, 2015.

General and Administrative Expenses

General and administrative expenses increased by $120,526 to $154,023 for the six months ended March 31, 2016 from $26,169 for the six months ended March 31, 2015. As a percentage of net sales, general and administrative operating expense is 46.3% for the six months ended March 31, 2016 as compared to 10.7 % for the six months ended March 31, 2015. The increase in general and administrative expenses is due to several factors, i.e.: (i) payment to an outside firm to provide advertising and promotional services, (ii) payment of professional accounting services, (ii) consulting fees for a joint R & D venture with UCLA.

Amortization of Intangible Assets

Amortization of intangible assets was $27,156 for the six months ended March 31, 2016 and $24,126 for the six months ended March 31, 2015. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $27,204 and $24,551 for the six months ended March 31, 2016 and 2015, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company and others totaled $39,408 and $35,000 for the six months ended March 31, 2016 and 2015, respectively. The increase in the expense was related to the need for consultants to facilitate the joint R & D venture with UCLA on solar cell design and solar panel efficiency.

Interest Expense

Interest expense totaled $203,461 and $10,000 for the six months ended March 31, 2016 and 2015, respectively, and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI and others as well as the amortization of the discount on the convertible notes payable that totaled $146,805 and $0 for the six months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of March 31, 2016, we had a bank overdraft of $1,849. Net cash used in operating activities was $123,964 and $370 for the six months ended March 31, 2016 and 2015, respectively.

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC's Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2016, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Interactive Data

_____________

** Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Date: May 27, 2016	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

