Form 10-Q
period 2016-06-30
Renewable Energy & Power, Inc.
filed 2016-10-04
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

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

The number of outstanding shares of the registrant’s common stock was 410,191,592 as of September 27, 2016.

RENEWABLE ENERGY AND POWER, INC. FORM 10-Q

FOR THE QUARTER ENDED June 30, 2016

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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015 ("Annual Report"), filed with the Securities and Exchange Commission (“SEC”) on February 16, 2016, and "Part II - Item 1A. Risk Factors" of this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

•	changes in or new government regulations or increased enforcement of the same,

•	unavailability of desirable acquisitions, inability to complete them or inability to integrate them,

•	increased costs, including from increased raw material or energy prices,

•	changes in general worldwide economic or political conditions,

•	adverse publicity or negative consumer perception regarding solar investments,

•	issues with obtaining raw materials of adequate quality or quantity,

•	litigation and claims, including product liability, intellectual property and other types,

•	disruptions from or following acquisitions, including the loss of customers,

•	increased competition,

•	slow or negative growth in the solar power and LED lighting industries,

•	the loss of key personnel or the inability to manage our operations efficiently,

•	problems with information management systems, manufacturing efficiencies and operations,

•	insurance coverage issues,

•	the volatility of the stock market generally and of our stock specifically,

•	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies and

•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.

Condensed Balance Sheets

June 30, 2016 and September 30, 2015

	June 30,	September 30,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$4,653	$60
Accounts receivable from MDI (Note 4)	494,666	1,554,400
Accounts receivable from others	-	10,064
Loans receivable and prepaid expenses	3,650	-
Inventories	70,424	250,047
Total current assets	573,393	1,814,571

Property and equipment, net of accumulated depreciation of $171,827 and $131,021 respectively	278,673	319,479
Technology license, net of accumulated amortization of $206,439 and $162,637 respectively	85,571	129,373
Other assets (security deposit)	5,000	5,000
Total Other Assets	369,244	453,852

Total Assets	$942,637	$2,268,423

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable to others	$56,281	$46,819
Accounts payable to MDI (Note 4)	292,617	1,429,046
Accrued interest payable to MDI (Note 4)	65,646	58,333
Accrued interest payable to others	7,296	-
Payable to shareholder (Note 5)	74,110	74,110
Consulting fees payable to officers and shareholder	38,115	176,006
Short-term loan payable to officer (Note 5)	45,907	25,901
Convertible notes payable, less discount and loan origination fees totaling $58,595 at June 30, 2016	14,677	-
Convertible notes payable to MDI less discount of $48,793 at June 30, 2016 (Note 4)	60,992	-
Convertible notes payable to Officers and Shareholder less discount of $6,059 at June 30, 2016 (Note 5)	5,554	-
Total current liabilities	661,195	1,810,215

Commitments and Contingencies

Long term liabilities:
Convertible notes payable to MDI	-	250,000
Total Liabilities	661,195	2,060,215

Shareholders' Equity:
Common stock, 750,000,000 shares authorized, par value $.001 per share, 410,191,592 and 74,521,720 shares issued and outstanding	410,192	74,522
Additional paid-in capital	1,257,747	798,530
Accumulated deficit	(1,386,497)	(664,844)
Total shareholders' equity	281,442	208,208

Total Liabilities and Equity	$942,637	$2,268,423

The accompanying notes are an integral part of these condensed financial statements.

Renewable Energy and Power, Inc.

Condensed Statements of Operations

For the Three and Nine Months Ended June 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues (Note 4)	$140,942	$118,509	$473,442	$363,509

Cost of revenues	132,048	95,243	424,255	273,435

Gross profit	8,894	23,266	49,187	90,074

Operating expenses:
General and administrative	28,664	13,929	182,688	40,143
Amortization	16,646	11,625	43,802	35,751
Depreciation	13,602	13,602	40,806	38,153
Consultants	12,250	18,850	51,658	54,850
	71,162	58,006	318,954	168,897

Loss from operations	(62,268)	(34,740)	(269,767)	(78,823)

Interest expense	(248,425)	(5,000)	(451,886)	(15,000)

Loss before federal income taxes	(310,693)	(39,740)	(721,653)	(93,823)

Federal income taxes	-	-	-	-

Net loss	$(310,693)	$(39,740)	$(721,653)	$(93,823)

Loss per share, basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	209,033,335	74,521,720	146,920,018	74,521,720

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy and Power, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2016 and 2015

(Unaudited)

	For the Nine Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(721,653)	$(93,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,608	73,904
Amortization of debt discount	385,059	-
Amortization of loan fees	1,953	-
Issuance of common stock for services	35,000	-
Interest and penalties added to principal balance of convertible debt	60,249	-
Changes in operating assets and liabilities:
Accounts receivable from MDI	(549,667)	(363,544)
Accounts receivable from others	10,064	-
Inventories	179,623	86,751
Account payable to others	9,462	(20,003)
Accounts payable to MDI	337,757	262,261
Accrued interest payable to MDI	7,313	15,000
Accrued interest payable to others	8,016	-
Consulting fees payable to officers	20,250	39,000
Net cash used in operating activities	(131,966)	(454)

Cash flows from investing activities:
Advances made on loans receivable	(3,650)	-
Net cash used in investing activities	(3,650)	-

Cash flows from financing activities:
Loan fees	(6,797)	-
Proceeds from short-term loan payable to officer	20,006	-
Proceeds from issuance of convertible debt	127,000	-
Net cash provided by financing activities	140,209	-

Net increase (decrease) in cash	4,593	(454)
Cash at beginning of period	60	462
Cash at end of period	$4,653	$8

Supplemental Cash Flow Disclosures

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Payment of convertible note to MDI through netting of accounts payable to MDI and accounts receivable from MDI	$135,215	$-

Conversion of convertible note payable and accrued interest to common stock	$103,240	$-

Debt discount on convertible notes payable	$498,506	$-

Consulting fees payable to officers and shareholder exchanged for convertible notes payable	$158,141	$-

Convertible notes payable to officers exchanged for common stock	$158,141	$-

The accompanying notes are an integral part of these condensed financial statements.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Nature of Business

Renewable Energy and Power (the Company or REAP) was incorporated on October 15, 2012, under the laws of the State of Nevada, for the purpose of conducting all legal business.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), as amended for interim financial information

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary, unless otherwise indicated, to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2016.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments, unless otherwise indicated) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended June 30, 2016, unless otherwise indicated, are not necessarily indicative of results for the full fiscal year.

The Company is engaged in the business of new and retrofit applications for LED lighting and innovative solar electrical generation.

Note 2 – Going Concern

These financial statements for the nine months ended June 30, 2016 were prepared assuming the Company will continue as a going concern. During the nine months ended June 30, 2016, the Company has incurred a loss of $721,653 and has an accumulated deficit of $1,386,497. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis.Shipping and handling costs are billed to customers and netted against shipping and handling expenses incurred by the Company, which are included in cost of revenues. Almost all of the Company’s sales are to Multichip Display, Inc. (MDI), a shareholder of the Company. See Note 4.

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers’ financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at June 30, 2016 and 2015. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. See Note 4.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and LED displays with drivers. Wafer inventories were purchased from two related parties during the period ended September 30, 2013. At June 30, 2015 and 2016 inventories consisted of parts, supplies, silicon wafers, solar panel materials, and ARINC kits. See Notes 4 and 5.

Research and Development Costs

During the nine months ended June 30, 2016 research and development costs totaled $22,684.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Party Transactions with Multichip Display, Inc. (MDI)

MDI is owned by a minority shareholder (2,000,000 shares or 0.5%) of the Company as of June 30, 2016. In addition, MDI became a minority shareholder (4,330,000 shares or 1.) through debt conversion (see below). The total direct and indirect ownership of REAP by MDI is 1.5% at June 30, 2016.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase certain parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2016. MDI is both a significant customer and significant vendor of the Company. For the three months ending June 30, 2015 and 2016, most of the Company’s sales resulted from transactions with MDI. The Company had the following related party transactions through June 30, 2016 for the time periods shown in the tables below.

	Three and Nine Months Ending June 30, 2016
	3 Months	9 Months

Sales to MDI	$132,500	$464,992
Inventory purchases from MDI*	115,275	396,300
Rent expense paid to MDI	12,823	73,639
Interest expense to MDI	2,196	54,787

	June 30, 2016	September 30, 2015

Receivable from MDI	$494,666	1,554,400
Accounts payable to MDI	292,617	1,429,046
Accrued interest payable to MDI	65,646	58,333
Convertible note payable to MDI, Net of discount of 48,793	60,992	250,000

_______

* Includes borrowings to pay for direct labor.

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. On November 11, 2015, the company and MDI agreed to offset the receivable from MDI of $1,609,401 with the accounts payable to MDI of $1,474,186 and $135,215 of the convertible note pay able to MDI to balance the accounts. The Company issued a new 8% Convertible Promissory Note for the remaining convertible note payable balance of $109,785. This new note matures on December 31, 2016 and is convertible at the common stock par value of $0.001 per share.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the three and nine month, periods ended June 30, 2016, the Company incurred $12,250 and $51,658, respectively, of consulting fees payable to three officers of the Company. One January 15, 2016, consulting fees payable to officers and shareholders of $158,141 were exchanged for convertible notes payable. Total consulting fees payable to these officers at June 30, 2016 and September 30, 2015 totaled $38,115 and $176,006, respectively.

Payable to shareholder

Payable to shareholder totaled $74,110 at June 30, 2016 and September 30, 2015.

Short –term loans payable to officers

As of June 30, 2016, and September 30, 2015, officer advances to the company totaled $45,907 and $25,901 respectively. These loans are short term, informal borrowings that are not documented, bear no interest, and are due on demand.

Convertible notes payable to shareholders and officers

On January 2, 2016, the Company exchanged $11,613 payable to officer to convertible notes payable maturing on December 31, 2016 bearing an 8% interest rate and convertible into common shares at $.001 per share. A note payable discount of $11,613 was also recorded and will be amortized over the term of the convertible note payable.

On January 15, 2016, The Company exchanged $158,141 of consulting fees payable to convertible notes payable maturing on December 31, 2016 bearing an 8% interest rate and convertible into common shares at $.001 per share. On April 14, 2016, the Company converted these notes payable to common stock. (See Note 7.)

Note 6 – Convertible Notes Payable

During the nine months ended June 30, 2016, the Company issued convertible notes payable totaling $232,346 in exchange for $127,000 cash and $105,346 expenses. These convertible notes payable bear interest rate between 10% to 12% and are convertible at a rate of $.001 per share. The note maturity date ranges between July 6, 2016 and March 3, 2017. Notes payable discount of $218,968 was also recorded and will be amortized over the terms of the convertible notes payable. As of June 30, 2016, the Company has converted $103,240 of the convertible notes payable into common stock. (See Note 7.)

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Share Capital

The company is authorized to issue 750,000,000 shares of common stock with a par value of $0.001 and no preferred stock.

During the nine months ended June 30, 2016, the Company issued 700,000 shares of common stock for services at $35,000.

During the nine months ended June 30, 2016, convertible notes payable and accrued interest totaling $103,240 were converted into 176,828,872 shares of common stock.

During the nine months ended June 30, 2016, convertible notes payable to shareholders and officers totaling $158,141 were converted into 158,141,000 shares of common stock.

Note 8 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	For the Nine Months Ended June 30,
	2016	2015
Expected income tax benefit at statutory rate of 34%	$245,400	$31,800
Change in valuation allowance	(245,400)	(31,800)
Income tax expense (benefit)	$0	$0

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

	June 30, 2016	September 30, 2015
Deferred tax assets:
Tax benefit of net operating loss carry-forward	$295,100	$190,600
Book and tax difference for amortization of intangibles	45,200	35,200
Amortization of debt discount	130,900	-
Less: valuation allowance	(471,200)	(225,800)
Net deferred tax asset	$0	$0

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company had a federal net operating tax loss carry-forward of approximately $868,000 as of June 30, 2016. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

At June 30, 2016 the deferred tax valuation allowance increased by $245,400 from September 30, 2015. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of June 30, 2016 and September 30, 2015 the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

During the nine months ended June 30, 2016 and 2015, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

Note 9 – Subsequent Events

Reverse Stock Split

On July 27, 2016, the board of directors approved a reverse split for the common stock in the ratio of 1:2,000. The reverse split must be approved by FINA.

Convertible Note Payable

On August 2, 2016, the Company obtained financing through the issuance of a convertible note payable for $27,000 with an interest rate of 10% and matures on August 3, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2015.

Cautionary Notice Regarding Forward Looking Statements

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Quarterly Report.

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

Overview

We were incorporated in Nevada in October 15, 2012 and maintain our principal executive offices at 3395 W. Cheyenne Ave, North Las Vegas, Suite #111, NV 89032. For convenience in this report, the terms "Company," "Renewable," “REAP,” “we" and "us" may be used to refer to Renewable Energy and Power, Inc. except where indicated otherwise. Our telephone number is (702) 685-9524.

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

Renewable Energy and Power is a combination of two synergistic divisions:

1.	Solar Hybrid (Sol-Hy) (All products in development at this time)

2.	LED Lites USA (Most products sold through MDI)

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

Solar Hybrid (Sol-Hy)

The primary technology of Solar Hybrid, trade name Sol-Hy, is in solar energy concentration and conversion to electricity. A proprietary holographic lens structure, optical light guide, multi-junction semiconductor, and licensing of patented interconnect technology enables Sol-Hy to offer more efficient collection of solar energy than most existing conventional technologies. These patented processes increase solar cell interconnect reliability, provide higher electrical efficiency and significant production cost savings while conserving expensive semiconductor materials. The Company has licensed a number of patents for this process, and will file proprietary patents on developing technology as well as trademarks, trade names and copyrights.

Sol-Hy’s competitive advantages in this field include:

☐

A product in development in multi-junction solar panel that uses a technology developed for space satellites which outputs twice the power in the same amount of space as multi-crystalline silicon solar panel competitors. The core technology has been proven for years in space satellites and is now ready for wide-spread general power generation. REAP is actively developing a solar panel utilizing this technology and expects to be in limited production in early 2017.

☐

Solar cell efficiencies vary from 6% for amorphous silicon-based solar cells to 44.0% with multiple-junction production cells and 44.4% with multiple dies assembled into a hybrid package.[11][12] Solar cell energy conversion efficiencies for commercially available multi-crystalline Si solar cells are around 15%.

[11]- "Solar Junction Breaks Concentrated Solar World Record with 43.5% Efficiency". Cnet.com.

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

The key to Solar Hybrid’s success will be the performance and reliability of its panels. All of our products and their components will be rigorously tested to stringent industry standards. Our products are being designed to meet or exceed reliability and life-cycle viability for industry approval under the Energy Star criteria; however these products have not been tested or approved by the authorized agencies at this time. Certification by Underwriter Labs (UL) and other certification organizations are in process and the corporate ground work for ISO 9001:2015 and ISO 14001:2015 certifications are underway. These certification guarantees and underwriting will allow worldwide product distribution and installation once completed. Time for initial completion of UL and ISO is currently set for second quarter of 2017.

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

Manufacturing

Our manufacturing process generally consists of the following operations: (i) designing customer specific lighting products and specifying the parts, (ii) sourcing parts for products, (iii) warehousing these parts, (iv) assembling these parts into the products according to the specifications of the customer involved, (v) testing the products to insure that the specifications of the customer are met, (vi) performing Quality Assurance verification of the products, (vii) shipping the products to the customer location, and (iix) arranging and overseeing the installation of the products at the customer’s facility.

The assembly process entails the use of various mechanical and electronic tools that are housed in our facility in North Las Vegas. We employ, as contractors, skilled and experienced engineers technicians, and assembly personnel.

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

Government Regulation

At this time there are no government regulations other than SEC, IRS, and Nevada State Corporate compliance rules that apply to the Company’s operations. The Company believes it is in compliance with all of these agencies rules and regulations.

Competition

We are engaged in industries with a high degree of competition. There are many Lighting companies pursuing the same customers. We have a history of excellent products with our main customer, MDI Industries, Inc. and with our direct customers. We have a management team with years of experience in our chosen areas of operation. We intend to compete based on price, performance, and quality of the products offered to customers.

Intellectual Property

We have exclusives licenses for six patents covering for the solar manufacturing activity when the funding to begin this activity is achieved. As we derive additional products they will be patented and trademarked as necessary. We are currently working with UCLA to jointly develop and patent solar collection processes using perovskite to increase solar panel efficiencies.

Employees

At June 30, 2016, we employed approximately 4 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have good relationships with our employees.

RESULTS OF OPERATIONS

For the three and nine months ended June 30, 2016 compared to the three and nine months ended June 30, 2015 Renewable Energy and Power, Inc had the following financial results:

Revenues

Three month revenues at June 30, 2016 totaled $140,942 as compared to $118,509 at June 30, 2015 from. Nine month revenues for the same periods were $473,442 and $363,509 respectively. Most of our revenue was from MDI, a related party.

Gross Profit

Gross profit decreased by $14,372 to $8,894 for the three months ended June 30, 2016 from $23,266 for the three months ended June 30, 2015. This decrease in gross profit was primarily attributable to lower profit margins. A significant portion of this lower profit margin was due to a pricing adjustment on material kits and transportation costs. As a percentage of net sales, gross profit was 6.3% for the three months ended June 30, 2016 and 19.6 % for the three months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses increased by $14,735 to $28,664 for the three months ended June 30, 2016 from $13,929 for the three months ended June 30, 2015. As a percentage of net sales, general and administrative operating expense is 20.3% for the fiscal quarter as compared to 11.8% for the three months ended June 30, 2015. The increase in general and administrative expenses is due to several factors, i.e. : (i) payment for advertising and promotional services, (ii) payment of professional accounting and SEC filing services, (iii) a rent increase, (iv) sales commission fees, and (v) freight-in and inventory write-off fees.

Amortization of Intangible Assets

Amortization of intangible assets was $16,646 for the three months ended June 30, 2016 and $11,625 for the three months ended June 30, 2015. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $13,602 and $13,602 for the three months ended June 30, 2016 and 2015, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company and others totaled $12,250.and 18,850 for the three months ended June 30, 2016 and 2015, respectively. The decrease in this expense was related to the need for consultants to reduce their level of effort and to agree to reduce their hourly rates temporarily.

Interest Expense

Interest expense was $248,425 and $5,000 for the three months ended June 30, 2016 and 2015, respectively, and consisted of interest expense on our convertible notes payable to MDI and others as well as the amortization of the discount on the convertible notes payable that totaled $238,215 and $0 for the three months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of June 30, 2016, we had a bank balance of $4,653. Net cash used in operating activities was $(131,966) and $(370) for the nine months ended June 30, 2016 and 2015, respectively.

Our cash reserves will not be sufficient to meet our operational needs and we need to raise additional capital to pay for our operational expenses and provide for capital expenditures above the basic operational expenses, which are estimated at $20,000 per month. If we are not able to raise additional working capital, we may have to cease operations altogether.

Our future depends upon our relationship with MDI as well as MDI’s future relies upon us. MDI Corporation is a minority owned government contractor, which previously assembled all of the products that were being sold by MDI. The owner of MDI no longer wished to be engaged in the assembly and manufacture of the products, but to become only a sales organization. Renewable purchased the equipment, inventory and business knowledge to begin business as a separate entity. Not only is MDI the primary customer of Renewable, but Renewable is the sole assembly and manufacture provider for MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2016.

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

Off Balance Sheet Arrangements

During the three months ended June 30, 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2016, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

___________

** Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Date: October 4, 2016	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

