Form 10-K
period 2016-09-30
Renewable Energy & Power, Inc.
filed 2017-03-10
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-23731

RENEWABLE ENERGY AND POWER, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1294868
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

3395 W. Cheyenne Avenue #111

North Las Vegas, NV 89032

(Address of principal executive offices including zip code)

Registrant's telephone number, including area code: 702-685-9524

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001 per share	OTC-Pink Sheets
(Title of class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 30, 2016 at a closing sale price of as reported by the OTC MARKET was approximately $1,101,855. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2017 the Registrant had 205,095 shares of common stock outstanding.

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

2

RENEWABLE ENERGY AND POWER, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended September 30, 2016

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

Business Strategy

The immediate business strategy is to pursue contracts with customers with lighting needs for outdoor newly installed and retrofit of existing facilities. We are in negotiations with a highway billboard company to replace the existing lighting on the billboards with LED lights. We are in design stage of this process. We have also quoted directly several large medical care facilities and condominium complexes with proprietary LED lighting products. We will continue to manufacture and deliver lighting products for MDI Industries, while the above negotiations are continuing. The solar component of our business is not presently operating awaiting funding.

Products

We presently produce lighting under subcontract for MDI. These products are primarily for the aeronautical industry. We have access to a full line of lighting from both domestic and foreign sources to supply lighting for new installations and/or retrofit of additional lighting.

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

Employees

At September 30, 2016, we employed approximately 5 full-time and approximately 5 part-time contractors. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

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

Our success depends largely on the skills of certain key management, including Donald M. MacIntyre (the Company's Chairman, President and Chief Executive Officer), and Perry Barker (the Company's Manager of Sales). The loss of the services of any or all of these individuals could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management's attention away from operational issues.

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

Because five of our executive officers and directors maintain ownership of up to 51.07% of the outstanding shares of the Common Stock of the Company, they will control our operations.

Donald MacIntyre (our Chairman, President and Chief Executive Officer) and four other officer and directors own an aggregate of 51.07 % of the outstanding shares of the Common Stock of the Company. As a result of this ownership, they will be able to elect all of our directors and entirely control our operations. If their decisions are incorrect or if the Company cannot raise sufficient operating capital or sustain itself on its remaining revenues, we could go out of business and you would lose your investment

We intend to apply in the future to have our stock quoted on the OTC Bulletin Board, however, until such application is approved, our Common Stock will be traded on the Pink Sheets. Further, current penny stock regulations may impose certain restrictions on marketability of our stock.

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

During the year ended September 30, 2016, we experienced a net loss of $1,151,544. Our operating results for future periods will include significant expenses, including developmental expenses, the building of new facilities, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether when we will achieve profitability in the future, or at all.

We have limited working capital as of September 30, 2016, but will face significant capital requirements in the future. Since we may incur losses in the future until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

We had a net loss of $1,151,544 for the year ended September 30, 2016, a net loss of $111,284 for the year ended September 30, 2015. The large loss was the result of inventory write down of $283,348, an Allowance for Bad Debt of $10,000 and an increased interest expense of $493,820, primarily consisted of interest expense on indebtedness under our convertible notes and derivative expenses. Because we have not yet achieved or acquired sufficient operating capital and given these financial results together with our expected cash requirements in our immediate future, additional capital investments will be necessary to develop and sustain our operations.

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

Our Articles of Incorporation authorize the issuance of 750,000,000 shares of Common Stock may deter or delay changes in management. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our Common Stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Because of such dilution, proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

The notes to our financials for the fiscal year ended September 30, 2016 and 2015 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our September 30, 2016 and 2015 audited financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

Item 2. Properties

As of September 30, 2016 we lease office, warehouse and manufacturing space in North Las Vegas comprising of approximately 6,000 square feet on a renewable lease to expire on August 31, 2020.

3395 West Cheyenne Ave #111 North Las Vegas, Nevada 89032.

Item 3. Legal Proceedings

There are known or anticipated legal proceedings involving the corporation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been cleared by FINRA for quotation on OTC Market exchange and traded with the symbol RBNW.

Holders

As of the close of business on September 30, 2016, there were 33 holders of record of common stock.

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

Basis of Presentation of Financial Information

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquire intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates.

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis. Almost all of the Company's sales (98.4%) are to Multichip Display, Inc. (MDI), a shareholder of the Company.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with an original maturity of three months or less when purchased. The Company maintains deposits in a financial institution. At September 30, 2016, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2016, none of the Company's cash and cash equivalents was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from excess deposits. None of the Company's cash is restricted.

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $10,000 at September 30, 2016 and $0 for 2015. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The majority of the Company's receivables $623,650 (91.3%) are from MDI, a related party, of which $477,883 is past due. The Company has right of offset against its payables to MDI which totaled $631,691

Inventories

All inventory has been written off as of September 30, 2016.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided using the straight-line method for financial reporting purposes over an estimated useful life of ten years. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective periods. For the years ended September 30, 2016 and 2015, depreciation expense totaled $45,050 each year. The property and equipment at September 30, 2016 and 2015 was acquired from related parties.

Intangibles

Costs incurred to acquire certain intangible assets, such as designs and specifications of products to be manufactured were capitalized and amortized by straight-line methods over an estimated useful life of five years. Intangible assets are stated at the lower of cost or estimated fair value. During the period ended September 30, 2013, the Company capitalized $250,000 of such costs incurred for the acquisition of the Company's intangible assets from MDI, a shareholder of the Company through a convertible note payable. See Note 4. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair value which approximated the cost.

Amortization expense for the years ended September 30, 2016 and 2015 was $58,402 each year. The Company estimates its amortization expense related to these assets will approximate $58,402 for the years ending September 30, 2017 and $12,600 for the year ending September 30, 2018.

Long-lived assets

In accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, the Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the years ended September 30, 2016 and 2015, the Company had not identified any such impairment losses.

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

Fair value measurements

ASC Topic 820, “Fair Value Measurement”, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Fair value of financial instruments

In accordance with the reporting requirements of ASC Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates.

Earnings per common share

The Company computes net loss per share in accordance with ASC Topic 205 "Earnings per Share." ASC Topic 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At September 30, 2016 and 2015, there were 4,869,706 potentially dilutive shares. See Note 4.

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and compensatory stock warrants, based on estimated fair values equaling either the fair value of the shares issued or the value of consideration received, whichever is more readily determinable. Non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company's common stock at the date of the agreement.

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

Recent accounting pronouncements

During the year ended September 30, 2016 and through date of filing there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $571. Net cash used in operating activities was $169,983 for the year ended September 30, 2016 as compared to $26,303 provided by operating activities for the year ended September 30, 2015.

Results of Operations

The following table sets forth certain Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2016	2015
Net Revenues	100%	100%
Cost of Revenues	131%	86%
Gross Profit	31%	14%
General and administrative	25%	16%
Amortization	10%	10%
Impairment	0. %	11%

Loss from Operations	-79%	-53%

Income Before Income Tax	168%	-56%

Provision for income Tax	0.00%	0.00%

Net income	168%	-56%

Comparison of Fiscal 2016 to Fiscal 2015

Revenues Revenues increased by $49,913, or 7.9%, to $683,442 for fiscal 2016 from $683,529 for fiscal 2015.

Gross Profit (Loss) Gross profit (Loss) decreased by $385,776, or -225.96%, to ($24,293) for fiscal 2016 from $171,387 gain for fiscal 2015. This decrease in gross profit was primarily attributable to write down of inventory. As a percentage of net sales, gross profit was -131.35% for fiscal 2016 and 27% for fiscal 2015.

General and Administrative General and administrative expenses increased by $72,954 or 75%, to $169,823 for fiscal 2016 from $96,869 for fiscal 2015. As a percentage of net revenues, general and administrative expenses are 25% for fiscal 2016 compared to 15% for fiscal 2015. G & A expenses increased by $10,000 due to establishment of a Allowance for Bad debt account.

Amortization of Intangible Assets Amortization of intangible assets was $58,402 for fiscal 2016 and 2015. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisition of assets.

Impairment of Intangible Assets In performing our annual impairment testing as of September 30, 2016, we determined that there had been no need for an impairment at this time.

Interest Expense Interest expense was $494,678 for the year ended September 30, 2016 and $20,000 for 2015 and primarily consisted of interest expense on indebtedness under our convertible notes and derivative expenses.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2016, were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the "Limitations on Effectiveness of Controls" set forth in this Item 9A below, management has determined that as of September 30, 2016, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Members of our Board of Directors serve until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors. Our current officers and directors are:

Name	Age	Positions with the Company

Donald MacIntyre	73	Chairman, President, and Chief Executive Officer, Director
Bruce Parsons	77	Chief Financial Officer, Director and Treasurer
Bruce MacIntyre	68	Vice President of Marketing, Director, Secretary
Perry Barker	66	Vice President of Sales, Director

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

Item 11. Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal year ended September 30, 2016 and for the period from October 15, 2012 (inception) through September 30, 2016 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

President and Chief Executive Officer

Donald MacIntyre	2016	$46,490				$46,490
	2015	$25,000				$25,000

Chief Financial Officer

Bruce Parsons	2016	$26,190				$26,190
	2015	$12,000				$12,000

Vice President of Marketing

Bruce MacIntyre	2016	$21,455				$21,455
	2015	$12,000				$12,000

Vice President of Sales

Perry Barker	2016	$12,990				$12,990
	2015	$0				$0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage Owned
Common Stock	Donald MacIntyre (Chairman, President and CEO) 3395 W. Cheyenne Ave. N. Las Vegas , NV 89032	50,210	24.48
Common Stock	Bruce Parsons (Chief Financial Officer) 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	25,670	0.125
Common Stock	Bruce MacIntyre (Secretary) 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	23,935	0.116
Common Stock	Alan Lipinski (VP Sales and Marketing) 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	50	0.001
Common Stock	Perry Barker 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	1,000	0.005
Common Stock	All Officers and Directors as a group (5 persons)	100,864	49.179
Other Shareholders
Common Stock	Charlotte Bugna and MDI 7176 Lahinch Dr., Gilroy, CA 95020	2,165	1.534
Common Stock	All Officers, Directors and Related Parties (7 entities)	20,096	50.772

*this reflects a reverse stock split effective February 3, 2017

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Donald MacIntyre is a related party due to the purchase by issuance of restricted common stock for intangible assets. Mr. MacIntyre is President and CEO of the registrant and is the controlling shareholder owning 24.5% percent of the issued common stock of the registrant. The transaction with Mr. MacIntyre was approximately $27,250.

MDI is owned by a minority shareholder (Ms. Charlotte Bugna who owns 2,000,000 shares or 0.49%) as of September 30, 2016 of the Company. MDI became a minority shareholder (4,330,000 shares or 1.05%) through debt conversion (see below). The total direct and indirect control of REAP by MDI is 1.5%. All of the Company's accounts receivable at September 30, 2016 and 2015 and revenues generated for the year ended September 30, 2016 and for period from October 15, 2012 (Inception) through September 30, 2015. Additionally, MDI is a significant vendor.

The Company co-leases office space with MDI from BKM Capital Partners with the term commencing September 1, 2015 and ending August 31, 2020 at a monthly rate of $4,274. Rent expense for the year ended September 30, 2016 and 2015 totaled $86,461 and $31,774, respectively, and is a combination of payment to BKM Capital and accounts payable to MDI. The different rent figures between 2015 and 2016 reflect a rent increase in September 2015 and the increased use of production floor and office space with MDI reducing the use of both. The deposit for the facility is $5,000 and the amount was included in accounts payable, MDI at September 30, 2016 and 2015.

There are no promoters as part of this registrant. There is no parent company of this registrant.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Turner Stone & Company, LLP for professional services rendered for the audit of our annual financial statements for 2016 and 2015 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $35,981 and $35,350, respectively.

Audit-Related Fees

No fees or expenses were billed by Turner Stone & Company, LLP in fiscal years 2016 or 2015 for professional services rendered, other than the fees disclosed above under the caption "Audit Fees" for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by Turner Stone & Company, LLP in fiscal years 2016 or 2015 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2016 or 2015 fiscal years for any other products or professional services rendered by Turner Stone & Company, LLP other than as described above.

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

RENEWABLE ENERGY AND POWER, INC.

Date: March 9, 2017	By:	/s/ Donald MacIntyre
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

Name	Title	Date

/s/ Donald MacIntyre	Chief Executive Officer and Director	March 9, 2017
Donald MacIntyre

/s/ Bruce Parsons	Chief Financial Officer	March 9, 2017
Bruce Parsons

/s/ Bruce MacIntyre	Director	March 9, 2017
Bruce MacIntyre

/s/ Perry Barker	Director	March 9, 2017
Perry Barker

RENEWABLE ENERGY AND POWER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Renewable Energy and Power, Inc.

We have audited the accompanying balance sheets of Renewable Energy and Power, Inc. (the "Company") as of September 30, 2016 and 2015 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy and Power, Inc. at September 30, 2016 and 2015 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 4 to the financial statements, substantially all of the Company's accounts receivable at September 30, 2016 and 2015 and revenues generated for the years then ended are primarily from transactions with Multichip Display, Inc., (MDI) a 1.5% shareholder of the Company. Additionally, MDI is a significant vendor and also provides assembly labor on a contract basis.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

March 9, 2017

Renewable Energy and Power, Inc.

Balance Sheets

September 30, 2016 and 2015

	2016	2015

Assets
Current Assets:
Cash	$571	$60
Accounts receivable from MDI (Note 4)	623,650	1,554,400
Accounts receivable from others net of allowance for $10,000	6,784	10,064
Inventories	0	250,047
Total current assets	631,005	1,814,571

Property and equipment, net of accumulated depreciation of $176,071 and $131,021	274,429	319,479
Intangibles, net of accumulated amortization of $221,039 and $162,637	70,970	129,373
Security deposits	5,000	5,000

	$981,404	$2,268,423

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accounts payable to MDI (Note 4)	$631,692	$1,429,046
Accounts payable to others	57,983	46,819
Accrued interest payable to MDI (Note 4)	75,867	58,333
Payable to shareholder (Note 5)	74,110	74,110
Consulting fees payable to officers and shareholder	99,865	176,006
Short-term loan payable to officer (Note 5)	53,154	25,901
Convertible note payable to 3rd party net of loan discount of $40,120 at September 30, 2016 (Note 6)	51,795
Total current liabilities	1,044,466	1,810,215

Convertible note payable to MDI net of loan discount of $24,397 at September 30, 2016 (Note 4)	85,388	250,000

Total liabilities	1,129,854	2,060,215

Commitments and Contingencies (Note 4 and 10)

Shareholders' Equity (Deficit)

Common stock, 750,000,000 shares authorized, par value $.001 per share 205,096 and 37,261 shares issued and outstanding, respectively	205	37
Additional paid-in capital	1,667,733	873,015
Accumulated deficit	(1,816,388)	(664,844)
Total shareholders' equity (deficit)	(148,450)	208,208
	$981,404	$2,268,423

The accompanying notes are an integral part of the financial statements.

Renewable Energy and Power, Inc.

Statements of Operations

For the Years Ended September 30, 2016 and 2015

	2016	2015

Revenues (Note 4)	$683,442	$633,529

Cost of revenues (Note 4)	897,735	462,142

Gross profit (loss)	(214,293)	171,387

Operating expenses:
General and administrative	169,823	96,869
Amortization	58,402	58,402
Depreciation	45,050	45,050
Consultants	164,298	62,350
	437,573	262,671
Loss from operations	(651,865)	(91,284)

Interest expense	(499,678)	(20,000)

Loss before federal income taxes	(1,151,544)	(111,284)

Federal income taxes	-	-

Net loss	$(1,151,544)	$(111,284)

Loss per share, basic *	$(10.79)	$(2.99)

Weighted average shares outstanding *	106,741	37,261

* Based on shares issue after reverse stock split

The accompanying notes are an integral part of the financial statements.

Renewable Energy and Power, Inc.

Statement of Shareholders' Equity

For the Years Ended September 30, 2016 and 2015

		Paid-in	Additional	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at September 30, 2014	74,521,720	$74,522	$798,530	$(553,560)	$319,492
Stock Split effective Feb 9, 2017	(74,484,459)	(74,485)	74,485
Adjusted Balance at September 30, 2014	37,261	37	873,015	(553,560)	319,492
Net Loss				(111,284)	(111,284)
Balance at September 30, 2015	37,261	37	873,015	(664,844)	208,208
Shares issued pursuant to debt conversion agreement	167,485	167	261,214		261,381
Shares issued for services	350	1	34,999		35,000
Debt discount associated with beneficial conversion feature			498,505		498,505
Net Loss	-	-	-	(1,151,544)	(1,151,544)

Balance at September 30, 2016	205,096	$205	$1,667,733	$(1,816,388)	$148,450

The accompanying notes are an integral part of the financial statements.

Renewable Energy and Power, Inc.

Statements of Cash Flows

For the Years Ended September 30, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(1,151,544)	$(111,284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	103,452	103,452
Amortization of debt discount	437,530
Bad Debt	10,000
Shares Issued for Services	35,000
Interest and Penalties added to Principal	40,676
Changes in operating assets and liabilities:
Accounts receivable from MDI	(678,651)	(623,500)
Accounts receivable from others	(6,720)	(10,064)
Inventories	250,047	87,249
Accounts payable to MDI	676,832	410,215
Account payable to others	11,164	51,129
Accrued interest payable to MDI	10,652	20,000
Accrued interest payable to others	10,090
Consulting fees payable to officers and shareholder	82,000	46,500

Net cash provided by (used in) operating activities	(169,472)	(26,303)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from 3rd party loans	142,730
Proceeds from short-term loan payable to officer	27,253	25,901
Net cash provided by financing activities	169,983	25,901

Net increase (decrease) in cash	511	(402)
Cash at beginning of year	60	462
Cash at end of year	$571	$60
Supplemental Cash Flow Disclosures

Interest paid	$-	$-
Taxes paid	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Payable to shareholder for direct payment of Company expenses through accounts payable	$49,110	$49,110
Accounts Receivable offset against Accounts Payable and note	1,609,401
Debt discount and loan fees on convertible notes	498,506
Officer consulting fee exchange for convertible note	158,141
Loan fees netted from notes payable	9,960
Conversion of convertible note payable to officer	158,141
Conversion of convertible note payable to stock	103,240

The accompanying notes are an integral part of the financial statements.

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

Note 2 – Going Concern

These financial statements for the years ended September 30, 2016 and 2015 were prepared assuming the Company will continue as a going concern. During our recent year ended September 30, 2016, the Company has incurred a net loss of $1,151,544 and a cumulative loss since inception of $1,816,388. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

The Company has begun principal operations and, as is common with a start-up company, the Company has had recurring losses during its early stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and may not allow it to continue as a going concern. These issues raise substantial doubt as to the company’s ability to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis. Almost all (98.7% in 2016 and 98.4% in 2015) of the Company's sales were to Multichip Display, Inc. (MDI), a minority shareholder of the Company. See Note 4.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with an original maturity of three months or less when purchased. The Company maintains deposits in a financial institution. At September 30, 2016, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2016, none of the Company's cash and cash equivalents was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from excess deposits. None of the Company's cash is restricted.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $10,000 at September 30, 2016 and $0 at September 30, 2015. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. See Note 4.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. The inventories were purchased from two related parties during the period ended September 30, 2016. The residual balance of these inventories and all other inventory goods was written off and the inventory balance at September 30, 2016 was $0. See Notes 4 and 5.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided using the straight-line method for financial reporting purposes over an estimated useful life of ten years. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective periods. For the years ended September 30, 2016 and 2015, depreciation expense totaled $45,050 each year.

Intangibles

Costs incurred to acquire certain intangible assets, such as designs and specifications of products to be manufactured were capitalized and amortized by straight-line methods over an estimated useful life of five years. Intangible assets are stated at the lower of cost or estimated fair value.

Amortization expense for the years ended September 30, 2016 and 2015 was $58,402, for each year. The Company estimates its amortization expense related to these assets will approximate $58,400 for the years ending September 30, 2017 and $12,600 for the year ending September 30, 2018.

Long-lived assets

In accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, the Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the year ended September 30, 2016, the Company had not identified any such impairment losses.

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

Earnings per common share

The Company computes net loss per share in accordance with ASC Topic 205 "Earnings per Share." ASC Topic 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At September 30, 2016 there were 4,869,706 potentially dilutive shares. See Note 4 and 6.

Stock Split

There was a reverse stock split on February 7, 2017 in the ratio of one new share issued for every two thousand shares owned prior to the split. Fractional shares were rounded up to the next higher whole share. The share amounts have been adjusted to retroactively reflect the stock split throughout the financial statements

Stock-based compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and compensatory stock warrants, based on estimated fair values equaling either the fair value of the shares issued or the value of consideration received, whichever is more readily determinable. Non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company's common stock at the date of the agreement.

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

Recent accounting pronouncements

During the year ended September 30, 2016 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

Note 4 – Related Party Transactions Multichip Display, Inc. (MDI)

MDI is owned by a minority shareholder (1,000 shares or 0.45%) of the Company at September 30, 2016 and 2.7% at September 30, 2016. In addition, MDI owns 2,165 shares or 1.05%. The total direct and indirect ownership of REAP by MDI is 1.54% at September 30, 2016 and 8.7% at September 30, 2015.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2017. MDI is both a significant customer and significant vendor of the Company. For the years ended September 30, 2016 and 2015, almost all of the Company's sales and accounts receivable resulted from transactions with MDI. See related party transactions below.

*Shares reflect the balance after the reverse stock split

	September 30, 2016		September 30, 2015
	Amount	Percent	Amount	Percent

Sales to MDI	$675,000	98.4%	$603,821	100%
Receivable from MDI	$623,650	100%	930,900	100%
Inventory purchases from MDI*	$676,831	99.6%	586,205	51%
Accounts payable to MDI	$631,691	100%	1,018,831	100%
Accrued interest payable to MDI	$68,985	100%	58,333	100%
Convertible note payable to MDI	$109,785	100%	250,000	100%

* Includes borrowings to pay for direct labor.

Accounts receivable and account payable with MDI have a net balance feature in the contract.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Acquisition of intangibles from MDI

On November 2, 2012, the Company acquired designs and technology for the light emitting diode manufacture from MDI totaling $250,000 through the issuance of a convertible note payable. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair market value which approximated the cost. The convertible note payable bears an interest rate of 8% and matured on December 31, 2014. On October 29, 2015, the maturity date was extended to December 31, 2016. A new note was written in December 2016 which extends the agreement to December 31, 2017.The rate of conversion is $0.001 per share and is convertible at the option of the lender. If the lender converts, all accrued interest is forfeited. The note balance outstanding is $109,785 at September 30, 2016 and $250,000 at September 30, 2015 and accrued interest payable is $68,985 and $58,333 at September 30, 2016 and 2015, respectively.

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the years ended September 30, 2016 and 2015, the Company incurred $92,155 and $46,500 of consulting fees which are payable to two officers and to two shareholders of the Company. Consulting fees payable to these officers and shareholder at September 30, 2016 and 2015 were $99,865 and $176,006, respectively.

Payable to shareholder

During the year ended September 30, 2015, a shareholder paid some professional fees incurred by Company which totaled $49,110. Payable to shareholder totaled $74,110 and $74,110 at September 30, 2016 and 2015, respectively.

Short-term loan payable to officer

During the year ended September 30, 2016, an officer advanced the Company $27,253. The payable to the officer totaled $53,154 and $25,901 at September 30, 2016 and 2015 respectively.

Note 6 – Notes Payable to 3rd Party

There was a series of convertible loans taken out during the year which were generally one year term with interest rates from 9% to 12.5% and a conversion provision that allowed the lenders to convert the debt to common stock at a ratio based on the lowest market trading price of the stock during the prior 20 day period. Outstanding balance due on these note is $95,126 at September 30, 2016.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Note 7 – Share Capital

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $.001 and no preferred stock.

Note 8 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	2016	2015
Expected income tax benefit at statutory rate of 34%	$391,500	$37,800
Change in valuation allowance	(391,500)	(37,800)
Income tax expense (benefit)	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	2016	2015
Tax benefit of net operating loss carry-forward	$568,900	$190,600
Book and tax difference for amortization of intangibles	48,400	35,200
Less: valuation allowance	(617,300)	(225,800)
Net deferred tax asset	$-	$-

The Company had a federal net operating tax loss carry-forward of approximately $1,673,210 as of September 30, 2016. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2034.

At September 30, 2016 the deferred tax valuation allowance increased by $391,500. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of September 30, 2016 and 2015, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended September 30, 2016 and 2015, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Note 9 – Subsequent Events

Convertible Debt

On October 21, 2016, the Company issued a 12.5% Convertible Promissory Note in the aggregate amount of $40,000. This note matures on October 21, 2017 and is convertible at 50% of the lowest trading price for the 25 days prior to the conversion date. The Company received $38,000 in net proceeds from this transaction which the Company used for general working capital.

On December 28, 2016 the Company issued an 8% Convertible Promissory Note in the aggregate amount of $118,568 to MDI and is convertible at the common stock par value of $0.001 per share. This note matures on December 31, 2017.

On March 3, 2017, a 10% convertible debenture for $68,126 matured and is in default.

Stock Split

On February 8, 2017 the Company had a reverse stock split in the ratio of 1:2,000. Shares issued and outstanding after the split were 205,195.

Note 10 – Office Space lease

Office space lease

The Company leases office space from BKM Capital with the term commencing September 1, 2015 and ended August 31, 2020 at a monthly rate of $7,205. Rent expense for the years ended September 30, 2016 totaled $86,461 and 2015 totaled and $31,774. Future lease commitments are as follows:

Fiscal Year Ending	Amount
2017	$38,788
2018	$39,952
2019	$41,151
2020	$38,756

