Form 10-Q
period 2016-12-31
Renewable Energy & Power, Inc.
filed 2017-03-17
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

The number of outstanding shares of the registrant's common stock was 205,095 as of March 16, 2017.

RENEWABLE ENERGY AND POWER, INC. FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2016

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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2016 ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 8, 2017, and "Part II - Item 1A. Risk Factors" of this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.

Condensed Balance Sheets

December 31, 2016 and September 30, 2016

	December 31,	September 30,
	2016	2016
	(Unaudited)
Assets

Current Assets:
Cash	$47	$571
Accounts receivable from others net of allowance for Bad Debt of $10,000	16,784	6,784
Accounts receivable from MDI (Note 4)	783,650	623,650
Total current assets	800,481	631,005

Property and equipment, net of accumulated depreciation of $187,333 and $176,071, respectively	263,167	274,429
Intangibles, net of accumulated amortization of $224,015 and $209,414, respectively	56,371	70,970
Other assets (security deposit)	5,000	5,000
Total Assets	$1,125,018	$981,404

Liabilities and Shareholders' Deficit

Current Liabilities:
Accounts payable to others	$56,262	$57,983
Accounts payable to MDI (Note 4)	797,200	631,692
Accrued interest payable to others	10,093	-
Accrued interest payable to MDI (Note 4)	71,180	75,867
Payable to shareholder (Note 5)	74,110	74,110
Consulting fees payable to officers and shareholder	182,365	99,865
Short-term loan payable to officer (Note 5)	58,364	53,154
Convertible notes payable others, less discount and loan origination fees totaling $40,120 and $59,251 at December 31, 2016 and September 30, 2016, respectively	75,875	51,795
Convertible notes payable to MDI less discount of $18,298 at December 31, 2016 (Note 4)	91,487	-
Derivative Liability	85,400	-
Total current liabilities	1,502,335	1,044,446

Long Term Liabilities
Convertible note payable to MDI less discount of $24,397 at September 30, 2016 (Note 4)	-	85,388
Total liabilities	1,502,335	1,129,854

Shareholders' Deficit:
Common stock, 750,000,000 shares authorized, par value $.001 per share, 205,096 shares issued and outstanding	205	205
Additional paid-in capital	1,667,733	1,667,733
Accumulated deficit	(2,045,143)	(1,816,390)
Total shareholders' deficit	(377,205)	(148,500)
Total Liabilities & Deficit	$1,125,018	$981,404

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.

Condensed Statements of Operations

For the Three Months Ended December 31, 2016 and 2015

(Unaudited)

	For the Three Months Ended December 31,
	2016	2015

Revenues (Note 4)	$171,849	$170,000

Cost of revenues	149,990	150,705

Gross profit	21,859	19,295

Operating expenses:
General and administrative	50,200	107,958
Amortization	14,601	11,625
Depreciation	11,262	13,602
Consultants	88,889	26,408
Total Operating Expenses	164,952	159,593

Loss from operations	(143,093)	(140,298)

Other income (expense):
Interest expense	(40,374)	(44,372)
Derivative expense	(45,400)
	(85,774)	(44,372)

Loss before federal income taxes	(228,867)	(184,670)

Federal income taxes	-	-

Net loss	$(228,867)	$(184,670)

Loss per share, basic and dilutive	$(1.12)	$(4.74)

Weighted average shares outstanding	205,095	38,939

The accompanying notes are an integral part of these financial statements.

Renewable Energy and Power, Inc.

Condensed Statements of Cash Flows

For the Three Months Ended December 31, 2016 and 2015

(Unaudited)

	For the Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(228,867)	$(184,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,862	25,227
Amortization of debt discount	34,968	39,372
Issuance of common stock for services	-	35,000
Changes in operating assets and liabilities:
Accounts receivable from MDI	(160,000)	(237,884)
Accounts receivable from others	(10,000)	1,500
Inventories		180,000
Account payable to others	24,417	(661)
Accounts payable to MDI	165,508	45,140
Accrued interest payable to MDI	2,195	3,471
Accrued interest payable to others	3,211	1,529
Consulting fees payable to officers	82,500	(3,000)
Derivative Liability	45,400	-
Net cash used in operating activities	(14,806)	(94,976)

Cash flows from financing activities:
Bank overdraft	-	311
Proceeds from short-term loan payable to officer	5,210	7,605
Proceeds from issuance of convertible debt	9,072	87,000
Net cash provided by financing activities	14,282	94,916

Net decrease in cash	(524)	(60)
Cash at beginning of period	571	60
Cash at end of period	$47	$-
Supplemental Cash Flow Disclosures

Interest paid	$-	$-
Taxes paid	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Payment of convertible note payable to MDI through netting of accounts receivable and accounts payable	$0	$135,215

Conversion of convertible note payable to common stock	$0	5,000

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2016 Annual Report on Form 10-K. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2017.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2016 are not necessarily indicative of results for the full fiscal year.

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

Note 2 – Going Concern

These financial statements for the three months ended December 31, 2016 were prepared assuming the Company will continue as a going concern. During the three months ended December 31, 2016, the Company has incurred a loss of $228,867 and has an accumulated deficit of $2,045,143. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

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

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $10,000 at December 31, 2016 and $0 at December 31, 2015. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. See Note 4.

Inventories

Inventories were written off and the balance is $0 at December 31, 2016 and September 30, 2016.

Research and Development Costs

During the three months ended December 31, 2016 and 2015, research and development costs totaled $21,943 and $16,153.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Related Party Transactions with Multichip Display, Inc. (MDI)

MDI is owned by a minority shareholder (1,000 shares or 0.45%) of the Company. In addition, MDI became a minority shareholder (2,165 shares or 1.05%) through debt conversion (see below). The total direct and indirect ownership of REAP by MDI is 1.5% at December 31, 2016.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2017. MDI is both a significant customer and significant vendor of the Company. For the three months ending December 31, 2015 and 2016, most of the Company's sales resulted from transactions with MDI. The Company had the following related party transactions through December 31, 2016 for the time periods shown in the tables below.

	Three Months Ending December 31,
	2016	2015

Sales to MDI	$160,000	$170,112
Inventory purchases from MDI*	149,990	150,705
Interest expense to MDI	2,195	3,471
Receivable from MDI	783,650	623,650
Accounts payable to MDI	797,200	631,692
Accrued interest payable to MDI	71,180	75,867
Convertible note payable to MDI, net of discount of $18,298 and $24,397 respectively	91,487	85,388
__________
* Includes borrowings to pay for direct labor.

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. On November 11, 2015, the Company and MDI agreed to offset the receivable from MDI of $1,609,401, the accounts payable to MDI of $1,474,186 and $135,215 of the convertible note payable to MDI balance. The Company issued a new 8% Convertible Promissory Note for the remaining convertible note payable balance of $109,785. This note was extended and now matures on December 31, 2017 and is convertible at the common stock par value of $0.001 per share.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the three months ended December 31, 2016 and 2015, the Company incurred $88,889 and $26,408, respectively, of consulting fees which are payable to four officers and to one shareholder of the Company. Total consulting fees payable to these officers and shareholder as of December 31, 2016 and September 30, 2016 were $82,365 and $99,865 respectively.

Payable to shareholder

Payable to shareholder totaled $74,110 at December 31, 2016 and September 30, 2016.

Short-term loan payable to officer

As of December 31, 2016 and September 30, 2016, officer advances to the Company totaled $58,364 and $53,154, respectively.

Note 6 – Share Capital

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $.001 and no preferred stock.

Note 7 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	For the Three Months Ended December 31,
	2016	2015
Expected income tax benefit at statutory rate of 34%	$77,800	$62,800
Change in valuation allowance	(77,800)	(62,800)
Income tax expense (benefit)	$0	$0

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	December 31, 2016	September 30, 2016
Tax benefit of net operating loss carry-forward	$643,000	$568,900
Book and tax difference for amortization of intangibles	52,000	48,400
Less: valuation allowance	(695,000)	(617,300)
Net deferred tax asset	$0	$0

The Company had a federal net operating tax loss carry-forward of approximately $1,673,210 as of December 31, 2016. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

At December 31, 2016 the deferred tax valuation allowance increased by $62,800 from September 30, 2016. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of December 31, 2016 and September 30, 2016, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

During the three months ended December 31, 2016 and 2015, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 8 – Derivatives

The valuation of our embedded derivatives and warrant derivatives are determined primarily by the multinomial distribution (Lattice) model. An embedded derivative is a derivative instrument that is embedded within another contract, which under the convertible note (the host contract) includes the right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs). In accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. A warrant derivative liability is also determined in accordance with ASC 815. Based on ASC 815, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 - Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2016.

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

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements, which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may" variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

___________ [11]- "Solar Junction Breaks Concentrated Solar World Record with 43.5% Efficiency". Cnet.com. [12]- Green, M.A. (2003).Third Generation Photovoltaics. Springer-Verlag. ISBN3-540-26562-7.

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

Employees

At December 31, 2016, we employed approximately 5 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have good relationships with our employees.

RESULTS OF OPERATIONS

For the three months ended December 31, 2016 compared to the three months ended December 30, 2015:

Revenues

Revenues at December 31, 2016 totaled $170,112 as compared to $170,000 at December 31, 2015 most of which came from MDI, a related party.

Gross Profit

Gross profit decreased by $2,564 to $21,859 for the three months ended December 31, 2016 from $19,295 for the three months ended December 31, 2015. This decrease in gross profit was primarily attributable to lower profit margins. A significant portion of this lower profit margin was due to a large price increase on the PB/MPS material and labor kits provided by REAP's vendor. As a percentage of net sales, gross profit was 12.7% for the three months ended December 31, 2016 and 11.4% for the three months ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses decreased by $57,758 to $50,200 for the three months ended December 31, 2016 from $107,958 for the three months ended December 31, 2015. As a percentage of net sales, general and administrative operating expense is 29.3% for the fiscal quarter as compared to 63.5 % for the three months ended December 31, 2015. The increase in general and administrative expenses is due to several factors, i.e.: (i) payment to an outside firm to provide advertising and promotional services, (ii) a rent increase and the payment of back rent, (iii) payment of professional accounting services, (iv) consulting fees for a joint R & D venture with UCLA, and (v) a loan discount charge.

Amortization of Intangible Assets

Amortization of intangible assets was $14,601 for the three months ended December 31, 2016 and $11,625 for the three months ended December 31, 2015. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $14,001 and $11,625 for the three months ended December 31, 2016 and 2015, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company and others totaled $88,889 and $26,408 for the three months ended December 31, 2016 and 2015, respectively. The increase in the expense was related to the need for consultants to facilitate the joint R & D venture with UCLA on solar cell design and solar panel efficiency.

Interest Expense

Interest expense was $40,347 and $44,372 for the three months ended December 31, 2016 and 2015, respectively, and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI and others as well as the amortization of the discount on the convertible notes payable that totaled $34,968 and $39,372 for the three months ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we had cash a bank balance of $47. Net cash used in operating activities was $14,806 and $94,976 for the three months ended December 31, 2016 and 2015, respectively.

Our cash reserves will not be sufficient to meet our operational needs and we need to raise additional capital to pay for our operational expenses and provide for capital expenditures above the basic operational expenses, which are estimated at $30,000 per month. If we are not able to raise additional working capital, we may have to cease operations altogether.

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

Off Balance Sheet Arrangements

During the three months ended December 31, 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC's Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses. Notwithstanding the material weaknesses in internal controls that continue to exist as of December 31, 2016, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the following risk factors as well as the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the unaudited consolidated financial statements and related notes included in this Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No sales of unregistered equity securities were made during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

**	Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Date: March 16, 2017	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

