Form 10-Q
period 2017-03-31
Renewable Energy & Power, Inc.
filed 2017-05-25
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

The number of outstanding shares of the registrant's common stock was 30,055,195 as of May 24, 2017.

RENEWABLE ENERGY AND POWER, INC. FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.

Condensed Balance Sheets

	March 31, 2017	September 30, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$16	$571
Accounts Receivable, net of allowance for bad debts	20,433	6,784
Accounts receivable, related party	983,053	623,650
Total current assets	1,003,502	631,005
Property, plant and equipment, net of depreciation	251,905	274,429
Intangible asset, net of amortization	41,769	70,970
Deposits	5,000	5,000
Total Assets	$1,302,176	$981,404

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable, related party	$990,852	$631,692
Accounts payable	56,462	57,983
Accrued interest, related party	117,657	73,587
Accrued interest	3,211	2,280
Amounts due officers and shareholder	251,225	173,975
Short term notes payable to officer	58,874	53,154
Convertible note payable, related party	109,785	-
Convertible note payable, net of discounts	89,964	51,795
Derivative liability	153,200	-
Total current liabilities	1,831,230	1,044,466
Convertible note payable, related party, net of discounts	-	85,388
Total liabilities	1,831,230	1,129,854

Commitments and contingencies (Note 9 )	-

Shareholders’ deficit:
Common stock, $0.001 par value; 750,000,000 shares authorized; 27,655,195 shares issued and outstanding at March 31, 2017 and 205,096 at September 30, 2016	27,655	205
Additional paid in capital	7,895,235	1,667,733
Accumulated deficit	(8,451,944)	(1,816,388)
Total shareholders’ deficit	(529,054)	(148,450)
Total Liabilities and Shareholders’ deficit	$1,302,176	$981,404

See the accompanying notes to the condensed financial statements.

Renewable Energy and Power, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended March 31, 2017 and 2016

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016

Revenue	$203,052	$162,500	$374,901	$332,500
Cost of revenue	176,405	141,502	326,395	292,207
Gross profit	26,647	20,998	48,506	40,293

Operating expenses:
General and administrative	72,576	59,067	211,665	193,423
Depreciation and Amortization	25,863	27,180	51,726	54,360
Total operating expenses	98,439	86,247	263,391	247,783

Operating loss	(71,792)	(65,249)	(214,885)	(207,490)

Other expenses
Interest	(69,595)	(159,374)	(79,969)	(203,461)
Loss on settlement of debt	(6,227,500)	-	(6,227,500)	-
Change in derivative liability	(67,800)	-	(113,200)	-
	(6,364,895)	(159,374)	(6,420,669)	(203,461)

Net (loss)	$(6,436,687)	$(224,623)	$(6,635,554)	$(410,959)

Per share information - basic and fully diluted:
Weighted average shares outstanding	7,101,207	40,111	3,653,151	39,761
Net (loss) per share	$(0.91)	$(5.60)	$(1.82)	$(10.34)

See the accompanying notes to the condensed financial statements

Renewable Energy and Power, Inc.

Condensed Statements of Cash Flows

For the six months ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Net Cash used in operations	$(15,347)	$(117,167)

Cash flow from investing activities:
Advances made on loans receivable	-	(3,650)
Net Cash used in investing activities	-	(3,650)

Cash flow from financing activities:
Bank overdraft	-	1,849
Loan fees	-	(6,797)
Proceeds from short term loan payable to officer	5,720	8,705
Proceeds from issuance of convertible debt	9,072	117,000
Net cash provided by financing activities	14,792	120,757

Net (decrease) in cash	(555)	(60)
Cash at beginning of period	571	60
Cash at end of period	$16	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities
Payment of related party note by exchanging accounts payable and accounts receivable from the related party	$-	$135,215
Common Stock issued on conversion of note	$1,250	$5,000
Debt discount on convertible note	$-	$488,506
Amounts payable to officer and shareholder exchanged for convertible note	$-	$158,141
Note Payable to stockholder	$1,200	$-
Amounts payable to officer and shareholder exchanged for convertible note	$25,000	$158,141

See the accompanying notes to the condensed financial statements

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statement

March 31, 2017

(Unaudited)

Note 1. Nature of Business

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Renewable Energy and Power, Inc. The accompanying unaudited condensed financial statements of Renewable Energy and Power, Inc. at March 31, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The September 30, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended September 30, 2016.

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

Note 2. Going Concern

The Company has begun principal operations and, as is common with a start-up company, the Company has had recurring losses during its early stage. These unaudited interim condensed financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses from operations for the three months ending March 31, 2017 and 2016 of $10,169,187 and $224,623 respectively and for the six months ended March 31, 2017 and March 31, 2016 of $10,368,054 and $410,959 respectively. Renewable Energy and Power has an accumulated deficit of $8,451,944 as at March 31, 2017. This raises substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts and settlement of the liability amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be 31, 2017and March 31, 2016 of unable to continue in existence.

Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statement

March 31, 2017

(Unaudited)

Note 3. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $10,000 at March 31, 2017 and September 30, 2016.

Fair Value Measurement

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of accounts receivable, accounts payable, accrued expenses and convertible and term debt. The carrying value of our financial instruments approximates their fair value due to their relative short maturities and the nature of the debt.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statement

March 31, 2017

(Unaudited)

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis. Shipping and handling costs are billed to customers and netted against shipping and handling expenses incurred by the Company, which are included in cost of revenues. Most of the Company's sales are to Multichip Display, Inc. (MDI), a shareholder of the Company. See Note 6.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. During the three months ended March 31, 2017 and 2016, research and development costs totaled $5,025 and $4,020, respectively, and for the six months ended March 31, 2017 and 2016 was $14,346 and $20,173, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). During the three months ended March 31, 2017 and 2016, rent expense was, $12,873 and $12,873, respectively, and for the six months ended March 31, 2017 and 2016 was $25,646 and $26,764 respectively.

Earnings per common share

The Company computes net loss per share in accordance with ASC Topic 205 "Earnings per Share." ASC Topic 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At March 31, 2017 and 2016 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent pronouncements

During the period ended March 31, 2017 and through May 22, 2017, there were several additional new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statement

March 31, 2017

(Unaudited)

In May 2014, the FASB issued ASU No.2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption, but not before December 15, 2016, and permits the use of either a retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

Note 4. Property Plant and Equipment

Property, plant and equipment at March 31, 2017 and September 30, 2016 consist of the following:

	2017	2016
	-
Manufacturing Equipment	$450,500	$450,500
Less: Accumulated depreciation	(198,595)	(176,071)
	$251,905	$274,429

We recorded depreciation expense related to these assets of $11,262 and $13,602 for the three months ended March 31, 2017 and 2016, respectively, and $22,524 and $27,204 for the six months ended March 31, 2017 and 2016, respectively.

Note 5. Intangible Assets

As of March 31, 2017, and September 30, 2016, intangible assets consist of the following:

	2017	2016

Purchased designs and manufacturing specifications	$292,010	$292,010
Less: Accumulated amortization	(250,241)	(221,039)
	$41,769	$70,970

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statement

March 31, 2017

(Unaudited)

Amortization expense for the three ended March 31, 2017 and 2016 was $14,601 and $11,625, respectively, and for the six months ended March 31, 2017 and 2016 was $29,402 and $23,250 respectively.

The Company estimates its amortization expense related to these assets will approximate $29,200 for the remainder of the year ending September 30, 2017 and $12,600 for the year ending September 30, 2018.

Note 6. Related Party Transactions

Parties, which can be a corporation or an individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

A customer of the Company, Multichip Display, Inc. (“MDI”) is owned by a minority shareholder (1,000 shares or 0.45%) of the Company at March 31, 2017. In addition, MDI owns 2,165 shares or 1.05%. The total direct and indirect ownership of the Company’s common stock by MDI is 1.54% at March 31, 2017.

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; the Company manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2017. MDI is both a significant customer and significant vendor of the Company. For the six month ended March 31, 2017 and 2016, almost all of the Company's sales and accounts receivable resulted from transactions with MDI. See related party transactions below.

Six months ending :	March 31, 2017	March 31, 2016

Sales to MD I	$374,901	$332,500
Receivables from MDI	610,000	1,209,018
Inventory bought from MDI	323,945	281,025
Accounts Payable to MDI*	1,047,314	205,737
Accrued Interest due to MDI	120,868	63,450
Convertible note due to MDI	109,785	109,785

________

* Includes borrowings to pay for direct labor.

Accounts receivable and account payable with MDI have a net balance feature in the contract.

In prior periods, the Company acquired designs and technology for the light emitting diode manufacture from MDI totaling $250,000 through the issuance of a convertible note payable. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair market value which approximated the cost. The convertible note payable bears an interest rate of 8% and matured on December 31, 2014. On October 29, 2015, the maturity date was extended to December 31, 2016. A new note was written in December 2016 which extends the agreement to December 31, 2017.The rate of conversion is $0.001 per share and is convertible at the option of the lender. If the lender converts, all accrued interest is forfeited. The note balance outstanding is $109,784.88 and $109,784.88 at March 31, 2017 and 2016, respectively. Accrued interest payable is $83,468.04 and $63,450.04 at March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017 we issued 25,000,000 shares of our common stock to officers and directors as payment for accrued salaries. The price was $0.001, the par value of the shares.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statement

March 31, 2017

(Unaudited)

These issuance of securities were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) for transaction of an issuer not involving a public offering.

In addition to the above described related party transactions, the Company incurred $21,000 and $13,000 for the three months ended March 31, 2017 and 2016, respectively, and $109,889 and $30,305 for the six months ended March 31, 2017 and 2016, respectively, consulting fees which are payable to three officers and to two shareholders of the Company. Consulting fees payable to these officers and shareholders at March 31, 2017 and March 31, 2016 were $277,475 and $100,975 respectively.

Also in prior periods a shareholder paid certain professional fees incurred by Company. The amount due to the shareholder at March 31, 2017 and 2016 was $74,110. This amount is also included in the figures immediately above.

Short-term loan payable to officer

During the year ended September 30, 2016, an officer advanced the Company $27,253. The payable to the officer totaled $58,874 and $25,901 at March 31, 2017 and September 30, 2016 respectively.

During the three months ended March 31, 2017 and 2016, an officer of the Company advanced/(repaid) $540 and $(1,100), respectively, and $5,720 and $8,075, for the six months ended March 31, 2017 and 2016, respectively. The balance due to the officer was $58,874 at March 31, 2017.

Note 7. Convertible Note Payable

There was a series of convertible loans taken out during the year which were generally one year term with interest rates from 9% to 12.5% and a conversion provision that allowed the lenders to convert the debt to common stock at a ratio based on the lowest market trading price of the stock during the prior 20-day period. Outstanding balance due on these note is $95,126 at September 30, 2016.

On October 21, 2016, the Company issued a 12.5% Convertible Promissory Note in the aggregate amount of $40,000. This note matures on October 21, 2017 and is convertible at 50% of the lowest trading price for the 25 days prior to the conversion date. The Company received $38,000 in net proceeds from this transaction which the Company used for general working capital.

On December 28, 2016, the Company issued an 8% Convertible Promissory Note in the aggregate amount of $118,568 to MDI and is convertible at the common stock par value of $0.001 per share. This note matures on December 31, 2017.

On March 3, 2017, a 10% convertible debenture for $68,126 matured and is in default.

On March 20, 2017 the Company issued 1,200,000 of unrestricted common stock for conversion of $1,200 dollars of the $68,126 convertible debenture, leaving a balance of $66,926 due.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statement

March 31, 2017

(Unaudited)

Note 8. Derivatives

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

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded. The following assumptions were used in determining the fair value at March 31, 2017.:

Expected remaining life (in years)	0.58
Volatility	442%
Risk Free interest rate	1.03%
Dividend yield (on common stock)	-

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statement

March 31, 2017

(Unaudited)

Note 9. Commitments and Contingencies

The Company leases office space under a ono-cancellable lease, which expires August 31, 2020 at a monthly rate of $7,205.

Fiscal Year Ending September 30	Amount
2017 (remaining balance)	$19,394
2018	$39,952
2019	$41,151
2020	$38,756

Note 10. Shareholders’ Deficit

During February 2017, the Company authorized a reverse stock split in the ratio of one new share issued for every two thousand shares owned prior to the split. Fractional shares were rounded up to the next higher whole share. The share amounts have been adjusted to retroactively reflect the stock split throughout the financial statements.

During the six months ended March 31, 2017 the Company issued 25,000,000 shares of our Common stock in payment of a note issued for accrued salaries to four individuals. The stock was issued at par value. The portion of the note converted was in the amount of $25,000. The remaining portion of the note which is unconverted is $203,365.00.

The value of the common at the date of conversion, March 31, 2017 was $0.3994 per share, based on the closing trading price on that day. Accordingly, the Company recognized a loss on the payment of the debt of $6,227,500.

In addition to the Company issued 1,200,000 and 1,250,000 to the holders of convertible notes.

Note 11. Interest Expense

Interest expense includes direct interest of $39,595 and $159,375.70 for the three-month periods ended March 31, 2017 and 2016, respectively, and $79,969 and $203,41.70 for the six months ended March 31, 2017 and 2016, respectively, calculated based on the interest rates stated in our various debt instruments.

In addition, interest expense includes non-cash amortization of the debt discount of $36,797.30 and $0 for the three-month periods ended March 31, 2017 and 2016, respectively and $36,797.30 and $0 for the six months ended March 31, 2017 and 2016, respectively.

Note 12. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2017, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2009 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statement

March 31, 2017

(Unaudited)

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

For the three and six months ended March 31, 2017 and 2016, we did not have any interest and penalties associated with tax positions. As of March 31, 2017, we did not have any significant unrecognized uncertain tax positions.

Note 13. Business Segments

The company operates is a single manufacturing business segment which creates LED light assemblies used in commercial lighting and flat panel display products. Currently all income is derived from this business which is distributed through MDI to commercial and military customers.

 Note 14. Subsequent Events

The company converted existing convertible debentures to new issue common stock, repurchased issued stock, paid off a convertible note and borrowed new convertible debt subsequent to the end of the quarter. When the note was converted 1,250,000 of unrestricted common stock was issued for $1,250 dollars of a $11,613 convertible debenture, leaving a balance of $10,363 due. This stock along with the balance of the convertible debenture were subsequently purchased for $75,000 and the stock issued was cancelled.

On April 3, 2017 the Company issued a 12% Convertible Promissory Note in the aggregate amount of $78,000. This note matures on January 15, 2018 and is convertible at 58% of the lowest trading price for the 25 days prior to the conversion date. The Company received $75,000 in net proceeds which the Company used for general working capital.

On April 6, 2017 the Company issued 1,200,000 of unrestricted common stock for conversion of $1,200 dollars of the $66,926 convertible debenture, leaving a balance of $64,525 due.

On April 12, 2017 the Company issued a 10% Convertible Promissory Note in the aggregate amount of $30,000. This note matures on April 12, 2018 and is convertible at 50% of the lowest trading price for the 25 days prior to the conversion date. The Company received $25,000 in net proceeds from this transaction which the Company used for general working capital.

On April 28, 2017 the Company issued a 10% Convertible Promissory Note in the aggregate amount of $45,000. This note matures on April 28, 2018 and is convertible at 50% of the lowest trading price for the 25 days prior to the conversion date. The Company received $45,000 in net proceeds from this transaction which the Company used for general working capital.

On May 10, 2017 the Company issued a 10% Convertible Promissory Note in the aggregate amount of $55,000. This note matures on May 10, 2018 and is convertible at 50% of the lowest trading price for the 25 days prior to the conversion date. The Company received $50,000 in net proceeds from this transaction which the Company used for general working capital.

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

The assembly process entails the use of various mechanical and electronic tools that are housed in our facility in North Las Vegas. We employ on an ‘as needed basis’, as contractors, skilled and experienced engineers and technicians.

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

Employees

At March 31, 2017, we employed approximately 5 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have good relationships with our employees.

RESULTS OF OPERATIONS

For the six months ended March 31, 2017 compared to the six months ended March 31, 2016:

Revenues

Six months revenues at March 31, 2017 totaled $374,901 as compared to $332,500 at March 31, 2017 most of which came from MDI, a related party.

Gross Profit

Gross profit increased by $8,213 to $48,506 for the six months ended March 31, 2017 from $40,293 for the six months ended March 31, 2016. This increase in gross profit was attributable to higher total sales revenue and slightly higher profit margins. As a percentage of net sales, gross profit was 12.9 % for the six months ended March 31, 2017 and 12.1 % for the six months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses increased by $18,242 to $211,665 for the six months ended March 31, 2017 from $193,423 for the six months ended March 31, 2016. As a percentage of net sales, general and administrative operating expense is 56.5 % for the six month period ending March 31, 2017 as compared to 58.2 % for the six months ended March 31, 2016.

Amortization of Intangible Assets

Amortization of intangible assets was $29,202 for the six months ended March 31, 2017and $23,250 for the six months ended March 31, 2016. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $22,524 and $27,204 for the six months ended March 31, 2017and 2016, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company and others totaled $109,8899 and $39,408 for the six months ended March 31, 2017 and 2016 respectively. The increase in the consultant expense was related to the need for additional contract labor to assemble LED light upgrade kits to fulfill customer orders and an adjustment to management contracts to compensate for previously deferred compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017.

Management has identified the following material weaknesses in our internal control over financial reporting:

•

We do not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal control.

•	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement internal controls over financial reporting.

Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

However, management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RENEWABLE ENERGY AND POWER, INC.

Date: May 24, 2017	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

