Form 10-Q
period 2017-06-30
Renewable Energy & Power, Inc.
filed 2017-08-24
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO ___________

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

The number of outstanding shares of the registrant's common stock was 90,969,860 as of August 23, 2017.

RENEWABLE ENERGY AND POWER,

INC. FORM 10-Q FOR THE QUARTER

ENDED JUNE 30, 2017

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, and financial results, our plans and objectives for future operations, growth or initiatives, strategies, plans to repurchase shares of our common stock, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward- looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2016 ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 8, 2017, and "Part II Item 1A. Risk Factors" of this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

•	changes in or new government regulations or increased enforcement of the same,
•	unavailability of desirable acquisitions, inability to complete them or inability to integrate them,
•	increased costs, including from increased raw material or energy prices,
•	changes in general worldwide economic or political conditions,
•	adverse publicity or negative consumer perception regarding solar investments,
•	issues with obtaining raw materials of adequate quality or quantity,
•	litigation and claims, including product liability, intellectual property and other types,
•	disruptions from or following acquisitions, including the loss of customers,
•	increased competition,
•	slow or negative growth in the solar power industry,
•	the loss of key personnel or the inability to manage our operations efficiently,
•	problems with information management systems, manufacturing efficiencies and operations,
•	insurance coverage issues,
•	the volatility of the stock market generally and of our stock specifically,
•	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies and
•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

Renewable Energy and Power, Inc.
Condensed Balance Sheets

	June 30,	September 30,
	2017	2016
Assets
Current assets:
Cash	$85,730	$571
Accounts Receivable, net of allowance for bad debts	23,495	6,784
Accounts receivable, related party	1,163,053	623,650
Inventory	57,299
Total current assets	1,329,577	631,005
Property, plant and equipment, net of depreciation	240,643	274,429
Intangible asset, net of amortization	27,168	70,970
Deposits	5,000	5,000
Total Assets	$1,602,388	$981,404

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable, related party	$995,637	$631,692
Accounts payable	165,417	57,983
Accrued interest, related party	123,063	73,587
Accrued interest	11,623	2,280
Amounts due officers and shareholder	307,725	173,975
Short term notes payable to officer	56,874	53,154
Convertible note payable, related party	97,587	-
Convertible note payable, net of discounts	479,577	51,795
Derivative liability	854,000	-
Total current liabilities	3,091,503	1,044,466
Convertible note payable, related party, net of discounts		85,388
Total liabilities	3,161,503	1,129,854

Commitments and contingencies (Note 9)

Shareholders’ deficit:
Common stock, $0.001 par value; 750,000,000 shares authorized; 35,071,862 , shares issued and outstanding at June 30, 2017 and 205,096 at September 30, 2016	35,072	205
Additional paid in capital	7,891,218	1,667,733
Accumulated deficit	(9,415,405)	(1,816,388)
Total shareholders’ deficit	(1,489,115)	(148,450)
Total Liabilities and Shareholders’ deficit	$1,602,388	$981,404

The accompanying notes are an integral part of these condensed financial statements

Renewable Energy and Power, Inc.
Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2017 and 2016
(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$184,749	$140,942	$559,650	$473,442
Cost of revenue	144,000	132,048	470,395	424,255
Gross profit	40,749	8,894	89,255	49,187

Operating expenses:
General and administrative	201,119	40,914	412,784	234,346
Depreciation and Amortization	25,863	30,248	77,589	84,608
Total operating expenses	226,982	71,162	490,373	318,954

Operating loss	(186,233)	(62,268)	(401,118)	(269,767)

Other expenses
Interest	76,430	(248,425)	156,399	(451,886)
Loss on settlement of debt	0		6,227,500
Change in derivative liability	700,800		814,000
	777,230	(248,425)	7,197,899	(451,886)

Net (loss)	$(590,997)	$(310,693)	$(7,599,017)	$(721,653)

Per share information - basic and fully diluted:
Weighted average shares outstanding	27,655,096	209,033,335	11,653,799	146,920,018
Net (loss) per share	$0.02	$0.00	$(0.65)	$0.00

See the accompanying notes to the condensed financial statements

Renewable Energy and Power, Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2017 and 2016
(Unaudited)

	For the Nine Months Ended
	June 30,
	2017	2016

Net cash used in operating activities	$(221,915)	$(131,966)

Cash flows from investing activities:
Repurchase of common stock
Advances made on loans receivable		(3,650)
Net cash provided by (used) in investing activities		(3,650)

Cash flows from financing activities:
Loan fees		(6,797)
Payments paid on amounts due to stockholder	(75,000)
Proceeds from short-term loan payable to officer	3,720	20,006
Proceeds from issuance of convertible debt	378,354	127,000
Net cash provided by financing activities	307,074	140,209

Net increase in cash	85,159	4,593
Cash at beginning of period	571	60
Cash at end of period	$85,730	$4,653

Supplemental Cash Flow Disclosures

Interest paid	$82,164	$321,916
Taxes paid	$0	$0

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Payment of convertible note to MDI through netting of accounts payable to MDI and accounts receivable from MDI.	$0	$135,215

Conversion of convertible note payable and accrued interest to common stock	$4,650	$103,240

Debt discount on convertible notes payable	$13,500	$498,506

Consulting fees payable to officers and shareholder exchanged for convertible notes payable	$25,000	$158,141

Convertible notes payable to officers exchanged for common stock	$25,000	$158,141

The accompanying notes are an integral part of these condensed financial statements

Note 1. Nature of Business

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Renewable Energy and Power, Inc. The accompanying unaudited condensed financial statements of Renewable Energy and Power, Inc. at June 30, 2017 and 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The September 30, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended September 30, 2016.

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

Note 2. Going Concern

The Company has begun principal operations and, as is common with a start-up company, the Company has had recurring losses during its early stage. These unaudited interim condensed financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses from operations for the three months ending June 30, 2017 and 2016 of $186,233 and $62,268 respectively and for the nine months ended June 30, 2017 and 2016 of $401,118 and $269,767 respectively. Renewable Energy and Power has an accumulated deficit of $9,415,405 as at June 30, 2017. This raises substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts and settlement of the liability amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at June 30, 2017 and September 30, 2016.

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis. Shipping and handling costs are billed to customers and netted against shipping and handling expenses incurred by the Company, which are included in cost of revenues. Most of the Company's sales are to Multichip Display, Inc. (MULTICHIP DISPLAY, INC. ), a shareholder of the Company. See Note 6.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. During the three months ended June 30, 2017 and 2016, research and development costs totaled $18,957 and $4,824, respectively, and for the nine months ended June 30, 2017 and 2016 was $31,277 and $19,778, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). During the three months ended June 30, 2017 and 2016, rent expense was $34,840 and $12,823, respectively, and for the nine months ended June 30, 2017 and 2016 was $65,485 and $73,639 respectively.

Earnings per common share

The Company computes net loss per share in accordance with ASC Topic 205 "Earnings per Share." ASC Topic 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At JUNE 30, 2017 and 2016 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent pronouncements

During the period ended June 30, 2017 and through August 23, 2017, there were several additional new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Note 4. Property Plant and Equipment

Property, plant and equipment at June 30, 2017 and September 30, 2016 consist of the following:

	2017	2016

Manufacturing Equipment	$442,992	$450,500
Less: Accumulated depreciation	(202,349)	(176,071)
	$240,643	$274,429

We recorded depreciation expense related to these assets of $11,262 and $13,602 for the three months ended June 30, 2017 and 2016, respectively, and $33,786 and $40,806 for the nine months ended June 30, 2017 and 2016, respectively.

Note 5. Intangible Assets

As of June 30, 2017, and September 30, 2016, intangible assets consist of the following:

	2017	2016

Purchased designs and manufacturing specifications	$280,385	$292,010
Less: Accumulated amortization	(253,217)	(221,039)
	$27,168	$70,970

Amortization expense for the three ended June 30, 2017 and 2016 was $14,601 and $11,625, respectively, and for the nine months ended June 30, 2017 and 2016 was $43,803 and $34,875 respectively.

The Company estimates its amortization expense related to these assets will approximate $15,000 for the remainder of the year ending September 30, 2017 and $12,600 for the year ending September 30, 2018.

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

A customer of the Company, Multichip Display, Inc. (“MULTICHIP DISPLAY, INC.”) is owned by a minority shareholder (1,000 shares or 0.029%) of the Company at June 30, 2017. In addition, MULTICHIP DISPLAY, INC. owns 2,165 shares or 0.0617%. The total direct and indirect ownership of the Company’s common stock by MULTICHIP DISPLAY, INC. is 0.090% at June 30, 2017.

The Company has an exclusive contract to manufacture products under contract from MULTICHIP DISPLAY, INC. MULTICHIP DISPLAY, INC. will be the sales agent for certain government and private company contracts; the Company manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MULTICHIP DISPLAY, INC. As part of the agreement, MULTICHIP DISPLAY, INC. has agreed to support the operations of the Company through December 31, 2017. MULTICHIP DISPLAY, INC. is both a significant customer and significant vendor of the Company. For the nine months ended June 30, 2017 and 2016, almost all of the Company's sales and accounts receivable resulted from transactions with MULTICHIP DISPLAY, INC. See related party transactions below.

Nine months ending :	June 30, 2017	June 30, 2016
Sales to MD I	$554,739	$464,992
Receivables from MULTICHIP DISPLAY, INC.	1,163,053	494,666
Inventory bought from MULTICHIP DISPLAY, INC.	430,502	396,300
Accounts Payable to MULTICHIP DISPLAY, INC. *	995,637	292,617
Accrued Interest due to MULTICHIP DISPLAY, INC.	123,063	65,646
Convertible note due to MULTICHIP DISPLAY, INC.	109,785	60,992

________

* Includes borrowings to pay for direct labor.

Accounts receivable and account payable with MULTICHIP DISPLAY, INC. have a net balance feature in the contract.

In prior periods, the Company acquired designs and technology for the light emitting diode manufacture from MULTICHIP DISPLAY, INC. totaling $250,000 through the issuance of a convertible note payable. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair market value which approximated the cost. The convertible note payable bears an interest rate of 8% and matured on December 31, 2014. On October 29, 2015, the maturity date was extended to December 31, 2016. A new note was written in December 2016 which extends the agreement to December 31, 2017. The rate of conversion is $0.001 per share and is convertible at the option of the lender. If the lender converts, all accrued interest is forfeited. The note balance outstanding is $109,785 and $109,875 at June 30, 2017 and 2016, respectively. Accrued interest payable is $123,063 and $73,672 at June 30, 2017 and 2016, respectively.

During the nine months ended June 30, 2017 we issued 25,000,000 shares of our common stock to officers and directors as payment for accrued salaries. The price was $0.001, the par value of the shares.

These issuance of securities were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) for transaction of an issuer not involving a public offering.

In addition to the above described related party transactions, the Company incurred $152,612 and $12,250 for the three months ended June 30, 2017 and 2016, respectively, and $257,231 and $41,165 for the nine months ended June 30, 2017 and 2016, respectively, consulting fees which are payable to three officers and to two shareholders of the Company. Consulting fees payable to these officers and shareholders at June 30, 2017 and 2016 were $377,725 and $194,136 respectively.

Also in prior periods a shareholder paid certain professional fees incurred by Company. The amount due to the shareholder at June 30, 2017 and 2016 was $49,110. This amount is also included in the figures immediately above.

Short-term loan payable to officer

During the year ended September 30, 2016, an officer advanced the Company $27,253. The payable to the officer totaled $56,874 and $25,901 at June 30, 2017 and September 30, 2016 respectively.

During the three months ended June 30, 2017 and 2016, an officer of the Company was repaid $2,000 and $9050, respectively, and $2,000 and $3,000, for the nine months ended June 30, 2017 and 2016, respectively. The balance due to the officer was $56,874 at June 30, 2017.

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

On December 28, 2016, the Company issued an 8% Convertible Promissory Note in the aggregate amount of $118,568 to MULTICHIP DISPLAY, INC. and is convertible at the common stock par value of $0.001 per share. This note matures on December 31, 2017.

On March 3, 2017, a 10% convertible debenture for $68,126 matured and is in default.

On March 20, 2017 the Company issued 1,200,000 of unrestricted common stock for conversion of $1,200 dollars of the $68,126 convertible debenture, leaving a balance of $66,926 due.

The company converted existing convertible debentures to new issue common stock, repurchased issued stock, paid off a convertible note and borrowed new convertible debt subsequent to the end of the quarter. When the note was converted 1,250,000 of unrestricted common stock was issued for $1,250 dollars of a $11,613 convertible debenture, leaving a balance of $10,363 due. This stock was subsequently purchased for $75,000 and the stock issued was cancelled.

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

On May 31, 2017 the Company issued a 10% Convertible Promissory Note in the aggregate amount of $53,000. This note matures on May 15, 2018 and is convertible at 58% of the Average of the lowest 2 trading days trading price for the 15 days prior to the conversion date. The Company received $50,000 in net proceeds from this transaction which the Company used for general working capital.

On June 26, 2017 the Company issued a 10% Convertible Promissory Note in the aggregate amount of $110,000. This note matures on December 26, 2017 and is convertible at 58% of the lowest trading price for the 20 days prior to the conversion date. The Company received $100,000 in net proceeds from this transaction which the Company used for general working capital.

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

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded. The following assumptions were used in determining the fair value at June 30, 2017.

Expected remaining life (in years)	0.31 - 0.82
Volatility	204-364%
Risk Free interest rate	1.03%
Dividend yield (on common stock)	-

Note 9. Commitments and Contingencies

The Company leases office space under a non-cancellable lease, which expires August 31, 2020 at a monthly rate of $7,205.

Fiscal Year Ending September 30	Amount
2017 (remaining balance)	$19,394
2018	$39,952
2019	$41,151
2020	$38,756

Note 10. Shareholders’ Deficit

During February 2017, the Company authorized a reverse stock split in the ratio of one new share issued for every two thousand shares owned prior to the split. Fractional shares were rounded up to the next higher whole share. The share amounts have been adjusted to retroactively reflect the stock split throughout the financial statements.

During the nine months ended June 30, 2017 the Company issued 25,000,000 shares of our Common stock in payment of a note issued for accrued salaries to four individuals. The stock was issued at par value. The portion of the note converted was in the amount of $25,000.

The value of the common at the date of conversion, March 31, 2017 was $0.3994 per share, based on the closing trading price on that day. Accordingly, the Company recognized a loss on the payment of the debt of $6,227,500.

In addition to the Company issued 1,200,000 and 1,250,000 to the holders of convertible notes.

Note 11. Interest Expense

Interest expense includes direct interest of $76,430 and $ (248,425) for the three-month periods ended June 30, 2017 and 2016, respectively, and $156,399 and $(451,886) for the nine months ended June 30, 2017 and 2016, respectively, calculated based on the interest rates stated in our various debt instruments.

In addition, interest expense includes non-cash amortization of the debt discount of $25,815 and $0 for the three-month periods ended June 30, 2017 and 2016, respectively and $62,612 and $0 for the nine months ended June 30, 2017 and 2016, respectively.

Note 12. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2017, the estimated effective tax rate for the year will be zero.

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

For the three and nine months ended June 30, 2017 and 2016, we did not have any interest and penalties associated with tax positions. As of June 30, 2017, we did not have any significant unrecognized uncertain tax positions.

Note 13. Business Segments

The company operates is a single manufacturing business segment which creates LED light assemblies used in commercial lighting and flat panel display products.

Note 14. Subsequent Events

On July 7, 2017 the Company issued a 10% Convertible Promissory Note in the aggregate amount of $53,000. This note matures on May 15, 2018 and is convertible at 58% of the Average of the lowest 2 trading days trading price for the 15 days prior to the conversion date. The Company received $50,000 in net proceeds from this transaction which the Company used for general working capital.

On July 11, 2017 the Company issued an 8 % Convertible Promissory Note in the aggregate amount of $250,000 which will fund in 5 tranches of $45,000 each. This note matures on May 10, 2018 and is convertible at 55% of the lowest trading price for the 25 days prior to the conversion date. The Company received $43,000 in net proceeds from the 1st tranche transaction which the Company used for general working capital and expects to receive 4 additional tranches of $43,000 each every 30 days.

In the period from June 30, 2017 to August 23, 2017 there has been the following stock transactions:

Balance at June 30, 2017	35,071,862
Issued for Debt Conversion	12,397,998
Issued Reduction of liabilities	45,000,000
Purchased and retired	1,500,000
Ending balance August 23, 2017:	90,969,860

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

Cautionary Notice Regarding Forward Looking Statements

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this Quarterly Report.

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

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward- looking statements, which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non- historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may" variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10- K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Solar Hybrid (Sol-Hy) (All products in development at this time)

LED Lites USA

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

U.S. Patent Number 7,215,025

U.S. Patent Number 7,205,635

U.S. Patent Number 7,205,181

U.S. Patent Number 6,982,475

U.S. Patent Number 6,753,208

The key to Solar Hybrid's success will be the performance and reliability of its panels. All of our products and their components will be rigorously tested to stringent industry standards. Our products are being designed to meet or exceed reliability and life-cycle viability for industry approval under the Energy Star criteria; however these products have not been tested or approved by the authorized agencies at this time. Certification by Underwriter Labs (UL) and other certification organizations are in process and the corporate ground work for ISO 9001:2008 and ISO 14001:2004 certifications are underway. These certification guarantees and underwriting will allow worldwide product distribution and installation once completed. Time for initial completion of UL and ISO is currently set for second quarter of 2018.

LED Lites USA

LED Lites USA is in the business of producing and marketing LED (Light Emitting Diode) light fixtures and components for both the residential and commercial markets. LED lighting is a green technology that consumes far less energy and requires much less maintenance than competing lighting technologies, making it highly competitive for both retrofit and new lighting systems.

LED Lites USA has started a sales campaign utilizing E-Bay, Amazon and social media to expand the sales and distribution of its lighting products. It has also increased the product offering and is publishing a catalog which can be viewed at the www.ledlitesusa.com website under the Flip Catalog tab.

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

Business Strategy

The immediate business strategy is to pursue contracts with customers with lighting needs for both indoor and outdoor newly installed and retrofit of existing facilities. We will continue to manufacture and deliver lighting products for MULTICHIP DISPLAY, INC. Industries as well as the customers at large.. The solar component of our business is not presently operating awaiting funding.

Products

We presently produce lighting products which we sell to electrical and lighting contractors and the general public. We also build simulation instruments under contract for Multichip Display, Inc. These products are for the aeronautical industry, commercial, and industrial applications. We have access to a full line of lighting from both domestic and foreign sources to supply lighting for new installations and/or to retrofit existing lighting installations.

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

Competition

We are engaged in industries with a high degree of competition. There are many Lighting companies pursuing the same customers. We have a history of excellent products with our present customer, MULTICHIP DISPLAY, INC. Industries, Inc. and have a management team with years of experience in our chosen areas of operation. We intend to compete based on price, performance, and quality of the products offered to customers.

Intellectual Property

We have exclusives licenses for six patents covering for the solar manufacturing activity when the funding to begin this activity is achieved. As we derive additional products they will be patented and trademarked as necessary.

Employees

At June 30, 2017, we employed approximately 6 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have good relationships with our employees.

RESULTS OF OPERATIONS

Revenue

For the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 revenues increased from $473,442 to $559,650 respectively. Most of the increased revenues came from sales to MDI, INC.

Gross Profit

Gross profit increased by $40,038 to $89,225 for the nine months ended June 30, 2017 from $49,187 for the nine months ended June 30, 2016. This increase in gross profit was attributable to higher total sales revenue and higher profit margins. As a percentage of net sales, gross profit was 15.9 % for the nine months ended June 30, 2017 and 10.4 % for the nine months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses increased by $178,438 to $412,784 for the nine months ended June 30, 2017 from $234,346 for the nine months ended June 30, 2016. As a percentage of net sales, general and administrative operating expense is 73.75 % for the nine month period ending June 30, 2017 as compared to 49.5 % for the nine months ended June 30, 2016.

Amortization of Intangible Assets

Amortization of intangible assets was $43,803 for the nine months ended June 30, 2017and $34,875 for the nine months ended June 30, 2016. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $33,786 and $40,806 for the nine months ended June 30, 2017 and 2016, respectively.

Consultants

Consultants expenses incurred from services provided by the officers of the Company and others totaled $263,959 and $51,658 for the nine months ended June 30, 2017 and 2016 respectively. The increase in the consultant expense was related to the need for additional contract labor to assemble LED light upgrade kits to fulfill customer orders and an adjustment to management contracts to compensate for previously deferred compensation and to bring consultant fees ‘in-line’ with reasonable comparable compensations. .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017.

Management has identified the following material weaknesses in our internal control over financial reporting:

We do not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal control.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the following risk factors as well as the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward looking information, should be read in conjunction with Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the unaudited consolidated financial statements and related notes included in this Quarterly Report.

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

RENEWABLE ENERGY AND POWER, INC.

Date: August 23, 2017	By:	/s/ Donald MacIntyre
Donald MacIntyre Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

