Form 10-K
period 2017-09-30
Renewable Energy & Power, Inc.
filed 2018-01-25
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended September 30, 2017

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 30, 2017 at a closing sale price of as reported by the OTC MARKET was approximately $700,000. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 22, 2018 the Registrant had 961,536,613 shares of common stock outstanding.

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

2

RENEWABLE ENERGY AND POWER, INC.

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended September 30, 2017

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

Solar Hybrid (Sol-Hy)

The primary technology of Solar Hybrid, trade name Sol-Hy, is in solar energy conversion to electricity utilizing a multilayer technology. A proprietary multi-layer semiconductor utilizing both silicon and thin-film layers to produce a tandem structure, and licensing of patented interconnect technology enables Sol-Hy to offer more efficient collection of solar energy than most existing conventional technologies. These patented processes increase solar cell interconnect reliability, providing higher electrical efficiency and significant production cost savings while conserving expensive semiconductor materials. The Company has licensed a number of patents for this process, and will file proprietary patents on developing technology as well as trademarks, trade names and copyrights.

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

Products

We presently produce lighting under subcontract for MDI as well as commercial electrical and lighting contractors. These products are primarily for the aeronautical industry, commercial buildings and outdoor lighting in general . We have access to a full line of lighting components from both domestic and foreign sources to supply lighting for new installations and/or retrofit lighting.

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

Employees

At September 30, 2017, we employed approximately 5 full-time and approximately 5 part-time contractors. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

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

Because five of our executive officers and directors now have ownership of up to 8 % of the outstanding shares of the Common Stock of the Company, they may not have a significant degree of control our operations.

Donald MacIntyre (our Chairman, President and Chief Executive Officer) and four other officer and directors own an aggregate of 7.3 % of the outstanding shares of the Common Stock of the Company as of January 18, 2018. As a result of this ownership, they now have a significant impact in the election of our directors and have major control of our operations. However, due to common stock conversions (see below) they could loose control of the company. If their decisions are incorrect or if the Company cannot raise sufficient operating capital or sustain itself on its remaining revenues, we could go out of business and you would lose your investment.

Because some of our Convertible Notes have been converted to common stock by the lenders, control of the company could be taken away from the current management by outside entities.

As of the date of this filing, one company, CEDE & Company, has acquired 886,886,852 shares of our common stock through conversions of convertible notes at an unrealistic low price. Accordingly, CEDE & Company now own 92.2 % of the companies stock.

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

During the year ended September 30, 2017, we experienced a net loss of $9,920,022. Our operating results for future periods will include significant expenses, including developmental expenses, the building of new facilities, potential marketing costs, professional fees and administrative expenses, and will be subject to numerous uncertainties. As a result, we are unable to predict whether when we will achieve profitability in the future, or at all.

We have limited working capital as of September 30, 2017, but will face significant capital requirements in the future. Since we may incur losses in the future until we are able to generate sufficient revenues to offset our expenses, investors may be unable to sell our shares at a profit or at all.

We had a net loss of $9,920,022 for the year ended September 30, 2017, a net loss of $1,151,544 for the year ended September 30, 2016. The large loss was the result of inventory write down of $283,348, an Allowance for Bad Debt of $10,000 and an increased interest expense of $493,820, primarily consisted of interest expense on indebtedness under our convertible notes and derivative expenses. Because we have not yet achieved or acquired sufficient operating capital and given these financial results together with our expected cash requirements in our immediate future, additional capital investments will be necessary to develop and sustain our operations.

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

Our Articles of Incorporation authorize the issuance of 1,500,000,000 shares of Common Stock may deter or delay changes in management. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our Common Stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Because of such dilution, proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

The notes to our financials for the fiscal year ended September 30, 2017 and 2016 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our September 30, 2017 and 2016 audited financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

Item 2. Properties

As of September 30, 2017 we lease office, warehouse and manufacturing space in North Las Vegas comprising of approximately 6,000 square feet on a renewable lease to expire on August 31, 2020.

3395 West Cheyenne Ave, #111, North Las Vegas, Nevada 89032.

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

Holders

As of the close of business on September 30, 2017, there were 33 holders of record of common stock.

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

LED Lites USA

LED Lites USA has delivered lights for use on US Military installations, shopping malls, commercial buildings and outdoor applications. Our existing products meet EMI (Electro Magnetic Interference) standards which are established by the FCC and will be certified by UL (Underwriters Laboratories). Our current products also meet EPA requirements (formerly administered by the Department of Energy (DOE)) for Energy Star certification which is not required; but without this certification, our products would not qualify for most Federal and State rebate programs. Our LED light fixtures exceed the Energy Star efficiency requirements.

Production is based in Las Vegas and REAP has distributors working to secure contracts from the major casinos and commercial accounts in the area. Past installations of LED lights and new bids are currently in place at Planet Hollywood/Miracle Mile Mall for retrofit of fixtures to LED lights. National distribution is through a sales representative network spanning the nation.

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis. Almost all of the Company's sales (93%) are to Multichip Display, Inc. (MDI), a minor shareholder of the Company.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with an original maturity of three months or less when purchased. The Company maintains deposits in a financial institution. At September 30, 2017, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2017, none of the Company's cash and cash equivalents was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from excess deposits. None of the Company's cash is restricted.

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $10,000 at September 30, 2016. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The majority of the Company's receivables $1,318,053 (93%) are from MDI. The Company has a “right of offset” against its payables to MDI which totaled $1,291,772.

Inventories

All inventory is in light fixtures and components at September 30, 2017.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided using the straight-line method for financial reporting purposes over an estimated useful life of ten years. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective periods. For the years ended September 30, 2017 and 2016, depreciation expense totaled $45,048 and $45,050 respectively. The property and equipment at September 30, 2017 and 2016 was acquired from related parties.

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

Amortization expense for the years ended September 30, 2017 and 2016 was $58,402 each year. The Company estimates its amortization expense related to these assets will approximate $12,600 for the year ending September 30, 2018.

Long-lived assets

In accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, the Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the years ended September 30, 2017 and 2016, the Company had not identified any such impairment losses.

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

Recent accounting pronouncements

During the year ended September 30, 2017 and through date of filing there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

Liquidity and Capital Resources

As of September 30, 2017, we had essentially no cash on hand. Net cash used in operating activities was $415,741 for the year ended September 30, 2017 as compared to $169,983 provided by operating activities for the year ended September 30, 2016.

Results of Operations

The following table sets forth certain Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2017	2016
Net Revenues	100.0%	100%
Cost of Revenues	93.3%	131%
Gross Profit	6.7%	-31%
General and administrative	49.2%	25%
Amortization	8.0%	10%
Impairment	0.0%	0. %

Loss from Operations	-104%	-79%

Income Before Income Tax	-1357%	-168%

Provision for income Tax	0.0%	0.00%

Net income	-1357%	-168%

Comparison of Fiscal 2017 to Fiscal 2016

Revenues Revenues increased by $47,151 or 6.9%, to $730,593 for fiscal 2017 from $683,442 for fiscal 2016.

Gross Profit Gross profit increased by $263,241 or 438%, to $48,948 for fiscal 2017 from a loss of $214,293 for fiscal 2016. This increase in gross profit was primarily attributable to a write down of inventory in 2016. As a percentage of net sales, gross profit was 6.7% for fiscal 2016 and -31.35 % for fiscal 2016.

General and Administrative General and Administrative expenses increased by $189,278 or 211.5% to $359,101 for fiscal 2017 from $169,823 for fiscal 2016. As a percentage of net revenues, general and administrative expenses are 49.2% for fiscal 2017 compared to 25% for fiscal 2016.

Amortization of Intangible Assets Amortization of intangible assets was $58,402 for fiscal 2017 and 2016. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisition of assets.

Impairment of Intangible Assets In performing our annual impairment testing as of September 30, 2017, we determined that there had been no need for an impairment at this time.

Interest Expense Interest expense was $1,264,175 for the year ended September 30, 2017 and $499,678 for 2016 and primarily consisted of interest expense on indebtedness under our convertible notes and derivative expenses.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the "Limitations on Effectiveness of Controls" set forth in this Item 9A below, management has determined that as of September 30, 2017, our internal controls over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Members of our Board of Directors serve until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors. Our current officers and directors are:

Name	Age	Positions with the Company

Donald MacIntyre	74	Chairman, President, and Chief Executive Officer, Director
Bruce Parsons	78	Chief Financial Officer, Director and Treasurer
Bruce MacIntyre	69	Vice President of Marketing, Director, Secretary
Perry Barker	67	Vice President of Sales, Director

Donald MacIntyre – Chairman, President and Chief Executive Officer - over 30 years of experience in the semiconductor and electronics industries Founder of a number of companies, piloting them through their early growth periods. CEO of several electronic companies with buy-outs by Black & Decker, Cypress Semiconductor and founder of Stars Microelectronics (Public Co) Thailand Ltd. University of Delaware, BSME Northrop Institute of technology; over 14 patents in Semiconductor technology, Multiple patents in semiconductor equipment and process, awarded Silicon Valley Guru for technological achievement. He has been in his current position for the past five years.

Bruce Parsons – Chief Financial Officer and Treasurer – over 33 years of experience in semiconductors as Program/Product/Sales/Marketing/Administration/Finance Mgr. at Fairchild, Signetics, Philips, LSI Logic, Best Electronics and Probe Array Corporation. Engineering graduate of Stanford University. He has been in his current position for the past five years

Bruce MacIntyre – Secretary – Copy Editor for Big Eight accounting firms Touche-Ross and Coopers and Lybrand; Technical Writer and Marketing Director for semiconductor assembly firms Amedyne and Ling Electronics; partner in computer chip upgrade manufacturer Macmanco; B.A. from Boston University with Honors in English Language and Literature. He has been in his current position for the past five years

Perry Barker – Director - has served as the Company's Director since his election in October 2010. For the past five years, Mr. Barker has served as National Sales Manager for technological products. Mr. Barker earned a B.A. in Business from Mellon University. He has been in his current position since April 2017 and was territory sales manager for Ferrotec, Inc. the five years prior to April 2017.

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

Item 11. Executive Compensation

The following table summarizes the compensation of each named executive officer for the fiscal year ended September 30, 2017 and for the period from October 15, 2012 (inception) through September 30, 2016 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Other Compensation	Total

President and Chief Executive Officer

Donald MacIntyre	2017	$31,910		$31,910
	2016	$46,490		$46,490

Chief Financial Officer

Bruce Parsons	2017	$9,000		$9,000
	2016	$26,190		$26,190

Vice President of Marketing

Bruce MacIntyre	2017	$7672		$7672
	2016	$21,455		$21,455

Vice President of Sales

Perry Barker	2017	$5,000		$5,000
	2016	$12,990		$12,990

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Owned
Common Stock	Donald MacIntyre (Chairman, President and CEO) 3395 W. Cheyenne Ave. N. Las Vegas , NV 89032	22,300,210	2.3%
Common Stock	Bruce Parsons (Chief Financial Officer) 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	17,275,670	1.8%
Common Stock	Bruce MacIntyre (Secretary) 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	15,273,935	1.6%
Common Stock	Alan Lipinski (VP Sales and Marketing) 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	50	--
Common Stock	Perry Barker 3395 W. Cheyenne Ave. N. Las Vegas, NV 89032	15,350,000	1.6%
Common Stock	All Officers and Directors as a group (5 persons)	70,199,865	7.3%
Other Shareholders
Common Stock	Charlotte Bugna and MDI 2520 Club Dr., Gilroy, CA 95020	3,165	--
Common Stock	All Officers, Directors and Related Parties (7 entities)	70,219,961	7.3%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Donald MacIntyre is a related party due to the purchase by issuance of restricted common stock for intangible assets. Mr. MacIntyre is President and CEO of the registrant and is a shareholder owning 2.3 % percent of the issued common stock of the registrant. The transaction with Mr. MacIntyre was approximately $27,250.

MDI is owned by a minority shareholder (Ms. Charlotte Bugna who owns 1,000 shares as of January 18, 2108 of the Company. MDI became a minority shareholder (2,165 shares) through debt conversion (see below). The total direct and indirect control of REAP by MDI is 0.003%. Additionally, MDI is a significant vendor.

The Company co-leases office space with MDI from BKM Capital Partners with the term commencing September 1, 2015 and ending August 31, 2020 at a monthly rate of $4,274. Rent expense for the year ended September 30, 2017 and 2016 totaled $86,461 and $86,461, respectively, and is a combination of payment to BKM Capital and accounts payable to MDI. The deposit for the facility is $5,000 and the amount was included in accounts payable, MDI at September 30, 2017 and 2016.

There are no promoters as part of this registrant. There is no parent company of this registrant.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Turner Stone & Company, LLP for professional services rendered for the audit of our annual financial statements for 2017 and 2016 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $35,250 and $32,000, respectively.

Audit-Related Fees

No fees or expenses were billed by Turner Stone & Company, LLP in fiscal years 2017 or 2016 for professional services rendered, other than the fees disclosed above under the caption "Audit Fees" for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

No fees or expenses were billed by Turner Stone & Company, LLP in fiscal years 2017 or 2016 for professional services rendered for tax compliance, tax advice or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2017 or 2016 fiscal years for any other products or professional services rendered by Turner Stone & Company, LLP other than as described above. We did incur fees for services rendered by Legal & Compliance, LLC of $7,000.00, Platinum Stock Transfer of $3510.00, and Discount Edgar of $6,357.00.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. All Financial Statements:

Financial Statements, as set forth on the attached Index to Financial Statements.

2. Financial Statement Schedules:

None

3. Exhibits:

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

Exhibit	Description
3.1	Certificate(s) of Incorporation of Renewable Energy and Power, Inc.
3.2	By-Laws of Renewable Energy and Power, Inc.
3.3	Specimen stock certificate of Renewable Energy and Power, Inc.
3.4	LED Light Product Line Purchase Contract
3.5	MCSP Patent License
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

___________

** Filed herewith electronically

SIGNATUERES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Date: January 23, 2018	By:	/s/ Donald MacIntyre
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

Name	Title	Date

/s/ Donald MacIntyre	Chief Executive Officer and Director	January 23, 2018
Donald MacIntyre

/s/ Bruce Parsons	Chief Financial Officer	January 23, 2018
Bruce Parsons

/s/ Bruce MacIntyre	Director	January 23, 2018
Bruce MacIntyre

/s/ Perry Barker	Director	January 23, 2018
Perry Barker

RENEWABLE ENERGY AND POWER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Renewable Energy and Power, Inc.

We have audited the accompanying balance sheets of Renewable Energy and Power, Inc. (the "Company") as of September 30, 2017 and 2016 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renewable Energy and Power, Inc. at September 30, 2017 and 2016 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 6 to the financial statements, substantially all of the Company's accounts receivable at September 30, 2017 and 2016 and revenues generated for the years then ended are primarily from transactions with Multichip Display, Inc., (MDI) a 0.015% shareholder of the Company. Additionally, MDI is a significant vendor and also provides assembly labor on a contract basis.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

January 23, 2018

Renewable Energy and Power, Inc.
Balance Sheets

	September 30,
	2017	2016
Assets
Current assets:
Cash	$-	$571
Accounts receivable from MDI	1,328,053	623,650
Accounts Receivable from others, net of allowance for Bad debts	11,417	6,784
Inventory	66,574
Total current assets	1,406,044	631,005
Property, plant and equipment, net of depreciation	229,381	274,429
Intangible asset, net of amortization	12,567	70,970
Deposits	5,000	5,000
Total Assets	$1,652,992	$981,404

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable to MDI	$1,291,772	$631,692
Accounts payable to others	44,560	57,983
Accrued interest MDI	87,785	73,587
Accrued interest others	43,523	2,280
Amounts due officers and shareholder	180,175	173,975
Short term notes payable to officer	56,974	53,154
Convertible note payable to officer	5,700	-
Convertible note payable to MDI	103,785	85,388
Convertible note payable, net of discounts	293,600	51,795
Derivative liability	3,047,887	-
Total current liabilities	5,155,761	1,129,854

Commitments and contingencies (Note 10 )

Shareholders’ deficit:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 109,393,022 shares issued and outstanding at September 30, 2017 and 205,096 at September 30, 2016, respectively	109,393	205
Additional paid in capital	8,124,248	1,667,733
Accumulated deficit	(11,736,410)	(1,816,388)
Total shareholders’ deficit	(3,502,769)	(148,450)
Total Liabilities and Shareholders’ deficit	$1,652,992	$981,404

The accompanying notes are an integral part of these financial statements

 Renewable Energy and Power, Inc.

Statements of Operations

For the Years Ended September 30, 2017 and 2016

	2017	2016

Revenues (Note 5)	$730,593	$683,442

Cost of revenues (Note 5)	681,645	897,735

Gross profit (loss)	48,948	(214,293)

Operating expenses:
General and administrative	359,101	169,823
Amortization	58,404	58,402
Depreciation	45,048	45,050
Consultants	346,567	164,298
Total expenses	809,120	437,573

Loss from operations	(760,172)	(651,866)

Other expenses:
Fair value of stock compensation	6,227,500	-
Change in derivative liability	1,668,175	-
Interest expense	1,264,175	499,678
	9,159,850	499,678

Loss before federal income taxes	(9,920,022)	(1,151,544)

Federal income taxes	-	-

Net loss	$(9,920,022)	$(1,151,544)

Loss per share, basic *	$(.30)	$(10.79)

Weighted average shares outstanding *	32,862,050	106,741

_____________

* Based on shares issue after reverse stock split

The accompanying notes are an integral part of the financial statements.

Renewable Energy and Power, Inc.

Statement of Shareholders' Equity

For the Years Ended September 30, 2017 and 2016

		Paid-in	Additional	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at September 30, 2015	37,261	$37	$873,015	$(664,844)	$208,208
Shares issued pursuant to debt conversion agreement	167,485	167	261,214		261,381
Shares issued for services	350	1	34,999		35,000
Debt discount associated with beneficial conversion feature			498,505		498,505
Net Loss	-	-	-	(1,151,544)	(1,151,544)

Balance at September 30, 2016	205,096	205	1,667,733	(1,816,388)	148,450

Conversion of officer debt	70,000,000	70,000	6,412,000		6,482,000
Shares issued for loan commitment	366,667	367	113,265		113,632
Conversion of notes payable	38,821,259	38,821	-		38,821
Conversion of shareholder debt`	1,250,000	1,250			1,250
Repurchase and cancellation of shares	(1,250,000)	(1,250)	(68,750)		(70,000)
Net Loss	-	-	-	(9,920,022)	(9,920,022)

Balance at September 30, 2017	109,393,022	$109,393	$8,124,248	$(11,736,410)	$(3,502,769)

The accompanying notes are an integral part of the financial statements.

Renewable Energy and Power, Inc.

Statements of Cash Flows

For the Years Ended September 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(9,920,022)	$(1,151,544)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	103,451	103,452
Amortization of debt discount	340,638	437,530
Origination interest	845,097
Bad Debt	-	10,000
Shares Issued for loan commitment	113,632	35.000
Interest and Penalties added to Principal	-	40,676
Fair value of stock compensation	6,227,500	-
Change in derivative liability-	1,668,175	-
Changes in operating assets and liabilities:
Accounts receivable MDI	(704,403)	(678,651)
Accounts receivable others	(4,633)	(6,720)
Inventories	(66,574)	250,047
Accounts payable MDI	660,080	676,832
Accounts payable other	13,423	11,165
Accrued interest payable to MDI	14,198	10,652
Accrued interest payable to others	41,243	10,090
Consulting fees payable to officers and shareholder	279,300	82,000

Net cash (used in) operating activities	(415,741)	(169,472)

Cash flows from investing activities
Repurchase common stock	(70,000)	-

Net cash used in investing activities	(70,000)	-

Cash flows from financing activities
Proceeds from 3rd party loans	493,000	142,730
Proceeds from short-term loan payable to officer	12,570	27,253
Repayment of officer/shareholder loans	(20,400)

Net cash provided by financing activities	485,170	169,983

Net increase (decrease) in cash	(571)	511
Cash at beginning of year	571	60

Cash at end of year	$-	$571
Supplemental Cash Flow Disclosures

Interest paid	$-	$-
Taxes paid	$-	$-
Supplemental Disclosures of Non-Cash Investing and Financing Activities

Payable to shareholder for direct payment of Company expenses through accounts payable	$-	$49,110
Accounts Receivable offset against Accounts Payable and note	-	1,609,401
Debt discount and loan fees on convertible notes	589,837	498,503
Officer consulting fee exchange for convertible note	254,500	158,141
Loan fees netted from notes payable	-	9,960
Conversion of convertible note payable to officer	254,500	158,141
Conversion of convertible note payable to stock	38,821	103,240

The accompanying notes are an integral part of the financial statements.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Note 1 - Nature of Business

Renewable Energy and Power (REAP or the Company) was incorporated on October 15, 2012, under the laws of the State of Nevada, for the purpose of conducting all legal business. The Company is engaged in the business of new and retrofit applications for LED lighting and innovative solar electrical generation. The LED products are designed to lower the use of electrical power, lower maintenance costs for users and extend the useful life of lighting fixtures. The solar process is designed to greatly increase the conversion of heat to electricity and is patterned after technology that has been used in space exploration for many years. On February 8, 2017 the Company approved a reverse stock split in the ratio of 1:2,000. All share and per share information in these financial statements has been adjusted to reflect the reverse stock split.

Note 2 - Going Concern

These financial statements for the years ended September 30, 2017 and 2016 were prepared assuming the Company will continue as a going concern. During our recent year ended September 30, 2017, the Company has incurred a net loss of $9,920,022 and a cumulative loss since inception of $11,736,410. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

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

Note 3 - Summary of Significant Accounting Policies

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

Revenue recognition

The Company recognizes revenue from sales at the time the products are shipped, the price is determinable, the customers are invoiced and payment is reasonably assured. Invoices are due on a net 30 day basis. Almost all (97% in 2017 and 98.7% in 2016) of the Company's sales were to Multichip Display, Inc. (MDI), a minority shareholder of the Company. See Note 6.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with an original maturity of three months or less when purchased. The Company maintains deposits in a financial institution. At September 30, 2017, the Federal Deposit Insurance Corporation (FDIC) provided insurance coverage of up to $250,000, per depositor, per institution. At September 30, 2017, none of the Company's cash and cash equivalents was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from excess deposits. None of the Company's cash is restricted.

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $10,000 at September 30, 2016 and $0 at September 30, 2017. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. See Note 5.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily Silicon wafers and displays with drivers. The inventories were purchased from two related parties during the period ended September 30, 2017 and 2016. The inventory balance at September 30, 2017 amounted to $66,574 while the residual balance of these inventories and all other inventory goods at September 30, 2016 was fully written off. See Notes #6.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is currently being provided using the straight-line method for financial reporting purposes over an estimated useful life of ten years. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned, and the related accumulated depreciation are eliminated from the accounts and any gains or losses are charged or credited to operations in the respective periods. For the years ended September 30, 2017 and 2016, depreciation expense totaled $45,048 and $45,050, respectively.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Intangibles

Costs incurred to acquire certain intangible assets, such as designs and specifications of products to be manufactured were capitalized and amortized by straight-line methods over an estimated useful life of five years. Intangible assets are stated at the lower of cost or estimated fair value.

Amortization expense for the years ended September 30, 2017 and 2016 was $58,402, for each year. The Company estimates its amortization expense related to these assets will approximate $12,600 for the year ending September 30, 2018.

Long-lived assets

In accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant, and Equipment, the Company periodically reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. During the year ended September 30, 2017, the Company had not identified any such impairment losses.

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

Renewable Energy and Power, Inc.

Notes to Financial Statements

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

Earnings per common share

The Company computes net loss per share in accordance with ASC Topic 205 "Earnings per Share." ASC Topic 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At September 30, 2017 there were 248,194,600 potentially dilutive shares. See Note 9 and 10.

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

 Renewable Energy and Power, Inc.

Notes to Financial Statements

Recent accounting pronouncements

During the year ended September 30, 2017 there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

Note 4 - Property Plant and Equipment

Property, plant and equipment at September 30, 2017 and 2016 consist of the following:

	2017	2016

Manufacturing Equipment	$450,500	$450,500
Less: Accumulated depreciation	(221,119)	(176,071)
	$229,381	$274,429

Note 5 - Intangible Assets

As of September 30, 2017 and 2016, intangible assets consist of the following:

	2017	2016

Purchased designs and manufacturing specifications	$292,010	$292,010
Less: Accumulated amortization	(279,443)	(221,039)
	$12,567	$70,970

Note 6 - Multichip Display, Inc. (MDI)

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2018. MDI is both a significant customer and significant vendor of the Company. For the years ended September 30, 2017 and 2016, almost all of the Company's sales and accounts receivable resulted from transactions with MDI. See transactions below.

Renewable Energy and Power, Inc.

Notes to Financial Statements

	September 30, 2017		September 30, 2016
	Amount	Percent	Amount	Percent

Sales to MDI	$708,052	97%	$675,000	98.4%
Receivable from MDI	$1,318,053	99.1%	623,650	100%
Inventory purchases from MDI*	$660,080	93.6%	676,831	99.6%
Accounts payable to MDI	$1,291,772	85.0%	631,691	100%
Accrued interest payable to MDI	$125,185	95.3%	68,985	100%
Convertible note payable to MDI	$103,785	100%	109,785	100%

_____________

* Includes borrowings to pay for direct labor.

Accounts receivable and account payable with MDI have a net balance feature in the contract.

Acquisition of intangibles from MDI

On November 2, 2012, the Company acquired designs and technology for the light emitting diode manufacture from MDI totaling $250,000 through the issuance of a convertible note payable. The Company obtained an appraisal of intangibles dated October 25, 2012 to determine the fair market value which approximated the cost. The convertible note payable bears an interest rate of 8% and matured on December 31, 2014. On October 29, 2015, the maturity date was extended to December 31, 2016. A new note was written in December 2016 which extends the agreement to December 31, 2017.The rate of conversion is $0.001 per share and is convertible at the option of the lender. If the lender converts, all accrued interest is forfeited. The note balance outstanding is $103,785 at September 30, 2017 and $109,785 at September 30, 2016 and accrued interest payable is $125,185 and $68,985 at September 30, 2017 and 2016.

Note 7 - Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the years ended September 30, 2017 and 2016, the Company incurred $279,850 and $92,155 of consulting fees which are payable to two officers and to two shareholders of the Company. Consulting fees payable to these officers and shareholder at September 30, 2017 and 2016 were $112,315 and $99,865, respectively.

During the year ended September 30, 2017 the Company made cash payments against the balances due of $13,400 and converted an additional $254,500 by issuances of an aggregate of 70,000,000 shares of common stock to the officers.

The fair value of the shares based on the closing prices for the Company’s common stock on the dates the issuances were approved by the Board of Directors amounted to $6,482,000. The Company has recorded additional stock based compensation of $6,252,500 as a result of the stock issuances.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Payable to shareholder

During the year ended September 30, 2015, a shareholder paid for certain professional fees incurred by Company which totaled $49,110. Payable to the shareholder totaled $67,860 and $74,110 at September 30, 2017 and 2016, respectively.

Short-term loan payable to officer

During the years ended September 30, 2017 and 2016, an officer advanced the Company $3,820 (net of $2,000 repayment) and $27,253, respectively. The payable to the officer totaled $56,974 and $53,154 at September 30, 2017 and 2016 respectively.

Note 8 - Convertible Notes Payable

During the year ended September 30, 2017, we executed a series of Promissory Notes (the “2017 Notes”) to four unrelated entities and received an aggregate of $493,000. The Notes have initial terms of one year or less and provide for an original issue discount of $52,500 in the aggregate, which are being amortized over their respective terms. The notes carry face interest rates of from 8% to 12% per annum. The Lenders have the rights, at any time and/or after 180 days at their election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is generally a range of between 50% and 58% of a two-day average of the lowest trading price in the 15 to 25 range of trading days prior the conversion. The Notes provide for additional penalties if we cannot deliver the underlying common stock on a timely basis.

We evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

We valued the conversion feature at origination of all Notes at $1,339,000 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, .50 to 1 years to maturity, risk free interest rate of 0.66% to 1.23% and annualized volatility of 206.9% to 483.4%. $537,000 of the value assigned to the derivative liability was recognized as a debt discount on the convertible debenture. The debt discount was recorded as reduction (contra-liability) to the convertible Notes and is being amortized over the respective lives of the convertible Notes. The balance of $802,000 of the value assigned to the derivative liability was recognized as origination interest on the derivative liability and expensed on origination.

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

Renewable Energy and Power, Inc.

Notes to Financial Statements

We valued the derivative liability and at the end of each accounting period the difference in value is recognized as gain or loss. At September 30, 2017, we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.01 to 0.81 years to maturity, risk free interest rate of 1.30% and annualized volatility of 103.5% to 423.7&. We recognized $1,668,175 of expense for the change in value of the derivative for the year ended September 30, 2017.

During the year ended September 30, 2016, we executed a series of Promissory Notes (the “2016 Notes”) to two unrelated entities and received an aggregate of $142,730. The Notes have initial terms of one year or less and provide for an original issue discount of $62,000 in the aggregate, which are being amortized over their respective terms. The notes carry face interest rates of from 8% to 10% per annum. The Lenders have the rights, at any time and/or after 180 days at their election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is generally the lower of $.001 and 50% of the lowest trading price in the 20 range of trading days prior the conversion.

During the year ended September 30, 2017, two lenders converted an aggregate of $34,650 of the principal of the 2016 Notes into 34,650,000 shares of our $0.01 par value common stock. Additionally, during the year ended September 30, 2017 a lender converted an aggregate of $14,626 of the carrying value of the 2017 Notes into 4,171,160 shares of our $0.001 par value common stock.

The carrying value of all convertible notes at September 30, 2017 and 2016 was comprised of:

	2017	2016
Convertible notes payable	$568,765	$95,126
Unamortized original issue discount and debt discount	-305,165	-43,331

	$293,600	$51,795

Interest expense for the year ended September 30, 2017 was $1,264,175 and includes $846,239 of origination interest, $340,628 of amortization of debt discount, and $27,031 of amortization of original issue discount. Interest expense for the year ended September 30, 2016 was $499,678 and includes $437,530 of amortization of debt discount.

Note 9 - Share Capital

The Company is authorized to issue 1,500,000,000 shares of common stock with a par value of $.001 and no preferred stock. The Company had 109,393,022 of $.001 par value common stock outstanding at September 30, 2017. Additionally, at September 30, 2017 there were 88,050,000 contingently issuable shares related to the 2017 Notes and 148,861,000 contingently issuable shares related to the 2016 Notes.

Common Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, we recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

On July 11, 2017 we issued a common stock purchase warrant to a lender as additional compensation for its services provided to date. The warrant provides for the issuance of 167,667 shares of our $.001 par value common stock at a variable exercise price based on the market price of our stock but with a “floor price” of $.01 per share. The warrants are exercisable for a period of 5 years from the date of issue.

The aggregate intrinsic value of the 167,667 outstanding and exercisable warrants at September 30, 2017 was approximately $8,500. The intrinsic value is the difference between the closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holders exercised their warrants on September 30, 2017.

The lender will be entitled to similar warrants issuances under a master lending agreement as additional funding to the Company is received.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Note 10 - Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 34% is as follows:

	2017	2016
Expected income tax benefit at statutory rate of 34%	$301,700	$391,500
Change in valuation allowance	(301,700)	(391,500)
Income tax expense (benefit)	$0	$0

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	2017	2016
Tax benefit of net operating loss carry-forward	$537,700	$351,400
Book and tax difference for amortization of intangibles	48,400	48,400
Less: valuation allowance	(586,100)	(399,800)
Net deferred tax asset	$0	$0

The Company had a federal net operating tax loss carry-forward of approximately $2,560,600 as of September 30, 2017. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2035.

At September 30, 2017 the deferred tax valuation allowance increased by $301,700. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of September 30, 2017, and 2016, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended September 30, 2017 and 2016, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

Renewable Energy and Power, Inc.

Notes to Financial Statements

Note 11 - Office Space lease

Office space lease

The Company leases office space from BKM Capital with the term commencing September 1, 2015 and ended August 31, 2020 at a monthly rate of $7,205. Rent expense for the years ended September 30, 2017 totaled $86,461 and 2016 totaled and $86,461. Future lease commitments are as follows:

Fiscal Year Ending	Amount
2018	$39,952
2019	$41,151
2020	$38,756

Note 12 - Subsequent Events

Issuance of Convertible Debt

On October 10, 2017 JSJ Investments purchased three notes from Essex Global Investments and created a replacement note to the Company in the amount of $154,976.99 with 8% interest and a maturity date of July 3, 2018.

On October 10, 2017 JSJ Investments purchased $75,000 of the Multichip Display Inc. note and created a replacement note to the Company in the amount of $86,490.41 with 8% interest and a maturity date of July 12, 2018. This note was subsequently full converted and the note returned as Paid in Full.

On October 10, 2017 the Company borrowed Seventy Five Thousand dollars ($75,000) from JSJ with 8% interest and a maturity date of June 28, 2018

On October 18, 2017 Fidelis Capital purchased $28,500 of an Essex Global Investments note with $1,631.92 in interest due, which they subsequently converted and return marked Paid in Full.

On October 21, 2017 Power Up Lending Group purchased $34,784.90 of the MDI note which full paid off MDI. Power Up Lending Group subsequently converted the note and return it marked Paid in Full.

On October 26, 2017 Power Up Lending Group purchased 2 notes from Essex Global Investments in the amounts of $45,000 and $55,000. Power Up Lending Group subsequently converted the $45,000 note and return it marked Paid in Full. They have converted $31,520of the $55,000 note leaving a current balance of $23,480 plus interest to be paid or converted.

On November 3, 2017 the Company borrowed Fifteen Thousand dollars ($15,000) from Multichip Display Inc. on a twelve and one-half percent (12.5%) interest convertible note due November 3, 2018. The note is convertible at 50% of the lowest market price on the twenty five days preceding conversion.

On November 16, 2017 the Company borrowed Five Thousand dollars ($5,000) from Multichip Display Inc. on a twelve and one-half percent (12.5%) interest convertible note due November 16, 2018. The note is convertible at 50% of the lowest market price on the twenty five days preceding conversion.

Renewable Energy and Power, Inc.

Notes to Financial Statements

On November 16, 2017 the Company borrowed Forty Three Thousand dollars ($43,000) from Power Up Lending Group on a twelve percent (12%) interest convertible note due August 30, 2018. The note is convertible at 55% of the lowest market price on the twenty days preceding conversion.

On November 20, 2017 the Company borrowed Five Thousand dollars ($5,000) from Multichip Display Inc. on a twelve and one-half percent (12.5%) interest convertible note due November 20, 2018. The note is convertible at 50% of the lowest market price on the twenty five days preceding conversion.

Issuance Stock

On October 8, 2017 the Company issued 10,000,000 shares of Preferred stock with super voting rights where in the issued has votes equal to 100.1% of all outstanding shares.

On November 29 the Board of Directors approved an increase is authorized shares from 1,510,000 to 10,010,000,000 in order to meet the terms of the notes for a share reserve adequate to meet the conversion of the notes. A preliminary 14c was filed with the SEC and this increase was approved by the State of Nevada on December 6, 2017. No objections were received from the SEC.

Refinancing Activity

In December 2017 the Company initiated activities to secure sufficient funding to liquidate the convertible notes, provide funds for working capital, and establish a line of credit. The Company is engaged in discussions with existing lenders and new investors to secure this financing under terms that will allow the Company to continue it’s growth, stock adequate inventory, expand it’s sales efforts, and stabilize it’s stock value.

