Form 10-Q
period 2017-12-31
Renewable Energy & Power, Inc.
filed 2018-02-22
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

The number of outstanding shares of the registrant's common stock was 1,314,129,765 as of February 14, 2018.

RENEWABLE ENERGY AND POWER, INC. FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2017

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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2017 ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on February 16, 2016, and "Part II - Item 1A. Risk Factors" of this Quarterly Report. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.
Condensed Balance Sheets

	December 31,	September 30,
	2017	2017
Assets	(Unaudited)
Current assets:
Cash	$-	$-
Accounts receivable from MDI	1,448,320	1,328,053
Accounts Receivable from others, net of allowance for bad debts	3,650	11,417
Inventory	120,949	66,574
Total current assets	1,572,919	1,406,044
Property, plant and equipment, net of depreciation	218,119	229,381
Intangible asset, net of amortization	0	12,567
Deposits	5,000	5,000
Total Assets	$1,796,038	$1,652,992

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$42,077	$44,560
Accounts payable MDI	1,453,274	1,291,772
Accrued interest (MDI $440)	42,369	131,308
Amounts due officers and shareholder	221,175	180,175
Short term notes payable to officer	57,674	56,974
Convertible note payable, officer	5,700	5,700
Convertible note payable to MDI	25,000	103,785
Convertible note payable, net of discounts	217,034	293,600
Derivative liability	871,516	3,047,887
Total current liabilities	2,935,819	5,155,761

Commitments and contingencies (Note 9)

Shareholders’ deficit:
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at December 31, 2017	10,000	-
Common stock, $0.001 par value; 10,010,000,000 shares authorized; 990,471,092 shares issued and outstanding at December 31, 2017 and 109,393,022 at September 30, 2017	990,471	109,393
Additional paid in capital	8,006,013	8,124,248
Accumulated deficit	(10,146,265)	(11,736,410)
Total shareholders’ deficit	(1,139,781)	(3,502,769)
Total Liabilities and Shareholders’ deficit	$1,796,038	$1,652,992

See the accompanying notes to the condensed financial statements

Renewable Energy and Power, Inc.
Condensed Statements of Operations
Three Months Ended December 31, 2017 and 2016
(Unaudited)

	December 31,
	2017	2016

Revenue	$114,863	$171,849
Cost of revenue	110,378	149,990
Gross profit	4,485	21,859

Operating expenses:
General and administrative	138,333	139,089
Depreciation and Amortization	23,829	25,863
Total operating expenses	162,162	164,952

Operating loss	(157,677)	(143,093)

Other (income) expense:
Interest	215,648	40,374
Gain from debt conversion	(1,415,696)	-
Change in derivative liability	(547,774)	45,400
	(1,747,822)	85,774

Net income (loss)	$1,590,145	$(228,867)

Per share information - basic:
Weighted average shares outstanding	430,761,807	205,095
Net income (loss) per share (unchanged on fully diluted basis)	$0.00	$(1.12)

See the accompanying notes to the condensed financial statements

Renewable Energy and Power, Inc.
Condensed Statements of Cash Flow
Three Months Ended December 31, 2017 and 2016
(Unaudited)

	December 31,
	2017	2016

Net cash used in operating activities	$(100,700)	$(14,806)

Cash flows from investing activities:
Proceeds from issuance of convertible debt	75,000	9,072
Proceeds from related party loans	25,000
Proceeds from officer loans	700	5,210
Net cash provided by financing activities	100,700	14,282

Net increase (decrease) in cash	-	(524)
Cash at beginning of period	-	571
Cash at end of period	$-	$47

Supplemental Cash Flow Disclosures

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Conversion of convertible note payable and accrued interest to common stock	$772,843	$-

Debt discount and loan fees on convertible notes payable	$315,977	$-

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2016 Annual Report on Form 10-K. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2017.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2017 are not necessarily indicative of results for the full fiscal year.

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

Note 2 – Going Concern

These financial statements for the three months ended December 31, 2017 were prepared assuming the Company will continue as a going concern. During the three months ended December 31, 2017, the Company net income of $1,590,145 and has an accumulated deficit of $10,146,265. The Company will need to generate significant revenue in order to achieve profitability and may never become profitable.

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

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at December 31, 2017 and 2016. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. See Note 4.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily LED light fixtures. The inventories were purchased vendors in Asia.

Research and Development Costs

During the three months ended December 31, 2017 and 2016, research and development costs totaled $- and $21,943.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance at September 30, 2017	$3,047,887
Gain from conversion of stock to equity	(1,328,777)
Decrease in fair value of the liability	(979,410)
Additions to the liability	131,816
Balance at December 31, 2017	$871,516

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4 – Multichip Display, Inc. (MDI)

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2018. MDI is both a significant customer and significant vendor of the Company. For the three months ending December 31, 2017 and 2016, much of the Company's sales resulted from transactions with MDI. The Company had the following related party transactions through December 31, 2017 for the time periods shown in the tables below.

	Three Months Ending December 31,
	2017	2016

Sales to MDI	$112,500	$160,000
Inventory purchases from MDI*	150,705	149,990
Interest expense to MDI	440	2,195
Receivable from MDI	1,448,320	783,650
Accounts payable to MDI	1,453,274	797,200
Accrued interest payable to MDI	440	71,180
Convertible note payable to MDI, net of discount of $18,298 in 2016	25,000	91,487

____________
*	Includes borrowings to pay for direct labor.

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. The Company issued three new 8% Convertible Promissory Notes in the amounts of $15,000, $5,000 and $5,000 during the current quarter. These notes mature on December 31, 2018 and are convertible at the lower of common stock par value of $0.001 per share or 50% of the current market price at the time of conversion. During the quarter ended December 31, 2017, two unrelated lenders purchased the prior convertible note and accrued interest from MDI. The lenders exercised the conversion rights stipulated in the note and the Company issued an aggregate of 288,052,345 shares of $.001 par value common stock related thereto.

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the three months ended December 31, 2017 and 2016, the Company incurred $41,000 and $88,889, respectively, of consulting fees which are payable to two officers and two shareholders of the Company. Total consulting fees payable to these officers and shareholder as of December 31, 2017 and September 30, 2017 were $154,815 and $112,315 respectively.

Payable to shareholder

Payable to shareholder totaled $66,360 and $67,860 at December 31, 2017 and September 30, 2017, respectively.

Short-term loan payable to officer

As of December 31, 2017 and September 30, 2017, convertible officer advances to the Company totaled $5,700 and short term notes amounted to $57,674 and $56,974 respectively.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Convertible Notes Payable

The carrying value of all convertible notes at December 31, 2017 and September 30, 2017 was comprised of:

	December 31,	September 30,
	2017	2017
Convertible notes payable	$549,802	$568,765
Unamortized original issue discount and debt discount	(332,768)	(305,165)
	$217,034	$263,600

Interest expense for the three months ended December 31, 2017 was $215,648 and includes $194,537 of amortization of debt discount and loan fees, and $19,580 of amortization of original issue discount. Interest expense for the three months ended December 31, 2016 amounted to $40,374.

During the years ended September 30, 2017 and 2016 and the three months ended December 31, 2017, we executed a series of Promissory Notes (the “Notes”) to six unrelated entities. The Notes have initial terms of one year or less. The notes carry face interest rates of from 8% to 12% per annum. The Lenders have the rights, at any time and/or after 180 days at their election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is generally a range of between 50% and 58% of a two-day average of the lowest trading price in the 15 to 25 range of trading days prior the conversion.

During the three months ended December 31, 2017 the Company participated in an exchange agreement with an original lender and a new lender whereby the new lender purchased three existing loans aggregating $97,000. The Company executed a replacement note (face amount of $154,977) to the new lender and executed a new note to the lender for $75,000 in exchange for additional cash. The Company was obligated to pay third party loan and legal fees related to the new note amounting to $40,000. Unamortized loan fees at December 31, 2017 amounted to $28,325 in connection with the new note. The replacement note has conversion features more favorable to the Company than the notes it replaced. As such, the net change in the derivative liability related to the notes was reduced by $1,328,777 at the replacement date. This amount is included in the gain from debt conversion in the accompanying financial statements.

During the three months ended December 31, 2017 the Company’s lenders converted an aggregate of $328,725 of the face value of notes payable (including the MDI note as described above) plus accrued interest into an aggregate of 881,078,070 shares of $.001 par value common stock.

We valued the derivative liability and at the end of each accounting period the difference in value is recognized as gain or loss. At December 31, 2017, we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.01 to 0.6 years to maturity, risk free interest rate of 1.70% and annualized volatility of 372.14. We recognized $547,774 of income for the change in value of the derivative for the three months ended December 31, 2017.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Share Capital

The Company is authorized to issue 10,010,000,000 shares of common stock with a par value of $.001 and 10,000,000 of $.001 par value preferred stock. The Company had 990,471,092 shares of $.001 par value common stock outstanding and 10,000,000 shares of $.001 par value preferred stock outstanding at December 31, 2017. Additionally, at December 31, 2017 there were 10,888,800,000 contingently issuable shares related to the Company’s convertible notes payable.

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

The aggregate intrinsic value of the 167,667 outstanding and exercisable warrants at September 30, 2017 was approximately $8,500. The intrinsic value is the difference between the closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the money warrants had all warrant holders exercised their warrants on September 30, 2017. The lender will be entitled to similar warrants issuances under a master lending agreement as additional funding to the Company is received.

No warrants were exercised and no additional warrants were issued during the three months ended December 31, 2017.

Note 8 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rates is as follows:

	For the Three
	Months Ended
	December 31,
	2017	2016

Expected income tax (benefit) at statutory rates of 21% and 34%, respectively	$399,400	$(77,600)
Change in non-deductable expenses	(477,800)	-
Change in valuation allowance	78,400	77,600
	$-	$-

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

Deferred tax assets:	December 31, 2017	September 30, 2017
Tax benefit of net operating loss carry-forward	$616,100	$537,700
Book and tax difference for amortization of intangibles	48,400	48,400
Less: valuation allowance	(664,500)	(586,100)
Net deferred tax asset	$0	$0

The Company had a federal net operating tax loss carry-forward of approximately $2,933,900 as of December 31, 2017. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

At December 31, 2017 the deferred tax valuation allowance increased by $143,800 from September 30, 2017. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of December 31, 2017 and September 30, 2017, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

During the three months ended December 31, 2017 and 2016, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

Note 9 – Subsequent Events

Subsequent to December 31, 2017, the Company issued an aggregate of 352,593,152 shares of its $.001 par value common stock in settlement of $18,447.16 of convertible notes payable and accrued interest.

Subsequent to December 31, 2017, the company borrowed $50,000 at 12% interest on a convertible note due October 20, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed financial statements and related notes thereto included elsewhere in this Report and the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2017.

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

Employees

At December 31, 2017, we employed approximately 5 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have good relationships with our employees.

RESULTS OF OPERATIONS

For the three months ended December 31, 2017 compared to the three months ended December 30, 2016:

Revenues

Revenues at December 31, 2017 totaled $114,863 as compared to $171,849 at December 31, 2016.

Gross Profit

Gross profit decreased by $17,374 to $4,485 for the three months ended December 31, 2017 from $21,859 for the three months ended December 31, 2016. A significant portion of this lower profit margin was due to a large price increase on the PB/MPS material and labor kits provided by REAP's vendor. As a percentage of net sales, gross profit was 3.9% for the three months ended December 31, 2017 and 12.7% for the three months ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses decreased by $756 to $138,333 for the three months ended December 31, 2017 from $139,089 for the three months ended December 31, 2016. As a percentage of net sales, general and administrative operating expense is 95.5% for the fiscal quarter as compared to 80.9 % for the three months ended December 31, 2016. The increase in general and administrative expenses is due to several factors, i.e.: (i) payment to an outside firm to provide advertising and promotional services, (ii) a rent increase and the payment of back rent, (iii) payment of professional accounting services, (iv) consulting fees for a joint R & D venture with UCLA, and (v) a loan discount charge.

Amortization of Intangible Assets

Amortization of intangible assets was $12,567 for the three months ended December 31, 2017 and $14,601 for the three months ended December 31, 2016. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $11,262 for each of the three months ended December 31, 2017 and 2016, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company and others totaled $89,910 and $26,408 for the three months ended December 31, 2017 and 2016, respectively. The increase in the expense was related to the need for consultants to facilitate increased sales in the LED Lites USA division.

Interest Expense

Interest expense was $215,648 and $40,374 for the three months ended December 31, 2017 and 2016, respectively, and primarily consisted of interest expense on indebtedness under our convertible note payable to MDI and others as well as the amortization of the discounts and deferred loan fees on the convertible notes payable that totaled $174,118 and $0 for the three months ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of December 31, 2017, we had cash a bank overdraft of $311 and is included in accounts payable on the condensed balance sheets. Net cash used in operating activities was $100,700 and $14,806 for the three months ended December 31, 2017 and 2016, respectively.

Our cash reserves will not be sufficient to meet our operational needs and we need to raise additional capital to pay for our operational expenses and provide for capital expenditures above the basic operational expenses, which are estimated at $20,000 per month. If we are not able to raise additional working capital, we may have to cease operations altogether.

Our future depends upon our relationship with MDI as well as MDI's future relies upon us. MDI Corporation is a minority owned government contractor, which previously assembled all of the products that were being sold by MDI. The owner of MDI no longer wished to be engaged in the assembly and manufacture of the products, but to become only a sales organization. Renewable purchased the equipment, inventory and business knowledge to begin business as a separate entity. Not only is MDI the sole customer of Renewable, but Renewable is the sole assembly and manufacture provider for MDI. As part of the agreement, MDI has agreed to support the operations of the Company through November 1, 2018.

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

Off Balance Sheet Arrangements

During the three months ended December 31, 2017, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC's Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses. Notwithstanding the material weaknesses in internal controls that continue to exist as of December 31, 2017, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the following risk factors as well as the risk factors set forth in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, any of which could materially affect our business, operations, financial position, stock price, or future results. The risks described herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 are important to an understanding of the statements made in this Quarterly Report, in our other filings with the SEC and in any other discussion of our business. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the unaudited consolidated financial statements and related notes included in this Quarterly Report.

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

RENEWABLE ENERGY AND POWER, INC.

Date: February 20, 2018	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

