Form 10-Q
period 2018-03-31
Renewable Energy & Power, Inc.
filed 2018-05-30
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of outstanding shares of the registrant's common stock was 1,597,878,840 as of May 30, 2018.

RENEWABLE ENERGY AND POWER, INC. FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.
Condensed Balance Sheets

	March 31,	September 30,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash	$17,163	$-
Accounts receivable from MDI	1,613,320	1,328,053
Accounts Receivable from others, net of allowance for bad debts	3,650	11,417
Inventory	76,516	66,574
Total current assets	1,710,649	1,406,044
Property, plant and equipment, net of depreciation	206,857	229,381
Intangible asset, net of amortization	-	12,567
Deposits	5,000	5,000
Total Assets	$1,922,506	$1,652,992

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$112,240	$44,560
Accounts payable MDI	1,482,589	1,291,772
Accrued interest (MDI $1,000)	46,586	131,308
Amounts due officers and shareholder	238,875	180,175
Short term notes payable to officer	59,774	56,974
Convertible note payable, officer	5,700	5,700
Convertible note payable to MDI	25,000	103,785
Convertible note payable, net of discounts	450,200	293,600
Derivative liability	434,290	3,047,887
Total current liabilities	2,855,254	5,155,761

Shareholders’ deficit:
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at March 31, 2018	10,000	-
Common stock, $0.001 par value; 10,010,000,000 shares authorized; 1,597,878,840 shares issued and outstanding at March 31, 2018 and 109,393,022 at September 30, 2017	1,597,879	109,393
Additional paid in capital	7,499,754	8,124,248
Accumulated deficit	(10,040,381)	(11,736,410)
Total shareholders’ deficit	(932,748)	(3,502,769)
Total Liabilities and Shareholders’ deficit	$1,922,506	$1,652,992

See the accompanying notes to the condensed financial statements

Renewable Energy and Power, Inc.
Condensed Statements of Operations
Three Months and Six Months Ended March 31, 2018 and 2017
(Unaudited)

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017

Revenue	$191,893	$203,052	$306,756	$374,901
Cost of revenue	159,132	176,405	269,510	326,395
Gross profit	32,761	26,647	37,246	48,506

Operating expenses:
General and administrative	87,306	72,576	225,639	211,665
Depreciation and Amortization	11,262	25,863	35,091	51,726
Total operating expenses	98,568	98,439	260,730	263,391

Operating loss	(65,807)	(71,792)	(223,484)	(214,885)

Other income (expenses):
Interest	(488,598)	(69,595)	(704,246)	(79,969)
Gain (loss) on settlement of debt	-	(6,227,500)	1,415,696	(6,227,500)
Change in derivative liability	660,288	(67,800)	1,208,062	(113,200)
	171,690	(6,364,895)	1,919,512	(6,420,669)

Net income (loss)	$105.883	$(6,436,687)	$1,696,028	$(6,635,554)

Per share information - basic and fully diluted:
Weighted average shares outstanding	1,278,341,920	7,101,207	854,551,863	3,653,151
Net income (loss) per share	$(0.00)	$(0.91)	0.00	$(1.82)

See the accompanying notes to the condensed financial statements

Renewable Energy and Power, Inc.
Condensed Statements of Cash Flow
Six Months Ended March 31, 2018 and 2017
(Unaudited)
	March 31,
	2018	2017

Net cash used in operating activities	$(153,637)	$(15,347)

Cash flows from investing activities:
Proceeds from issuance of convertible debt	158,000	9,072
Repayment of convertible debt	(10,000)	-
Proceeds from related party loans (MDI)	25,000	-
Repayment of related party loan	(5,000)	-
Proceeds from officer loans	2,800	5,720
Net cash provided by financing activities	170,800	14,792

Net increase (decrease) in cash	17,163	(555)
Cash at beginning of period	-	571
Cash at end of period	$17,163	$16

Supplemental Cash Flow Disclosures

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Conversion of convertible note payable and accrued interest to common stock	$873,992	$1,250

Debt discount on convertible notes payable	$312,977	$-

Non-cash additions to convertible notes payable:
Conversion of MDI note	$191,570	$-

Note payable to stockholder	$-	$1,200

Accounts payable to officer and shareholder for convertible debt	$-	$25,000

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2018 are not necessarily indicative of results for the full fiscal year.

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

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Going Concern

These financial statements for the six months ended March 31, 2018 were prepared assuming the Company will continue as a going concern. During the six months ended March 31, 2018, the Company had a loss from operations of $223,484, negative working capital of $1,144,605 and has an accumulated deficit of $10,040,381 at March 31, 2018. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at March 31, 2018 and 2017. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. See Note 4.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or market (net realizable value) and include primarily LED light fixtures. The inventories were purchased vendors in Asia.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. During the three months ended March 31, 2018 and 2017, research and development costs totaled $0 and $5,025, respectively, and for the six months ended March 31, 2018 and 2017 was $0 and $14,346, respectively.

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

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance at September 30, 2017	$3,047,887
Conversions of debt to equity	(1,405,854)
Decrease in fair value of the liability	(1,642,559)
Additions to the liability	434,816
Balance at March 31, 2018	$434,290

Note 4 – Multichip Display, Inc. (MDI)

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2018. MDI is both a significant customer and significant vendor of the Company. For the six months ending March 31, 2018 and 2017, much of the Company's sales resulted from transactions with MDI. The Company had the following related party transactions through March 31, 2018 for the time periods shown in the tables below.

	Six Months Ending March 31,
	2018	2017

Sales to MDI	$306,756	$374,901
Inventory purchases from MDI*	29,315	323,945
Interest expense to MDI	1,000	120,868
Receivable from MDI	1,613,320	610,000
Accounts payable to MDI	1,453,274	1,047,314
Accrued interest payable to MDI	1,000	120,868
Convertible note payable to MDI, net of discount of $18,298 in 2017	25,000	109,765

____________

* Includes borrowings to pay for direct labor.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. The Company issued three new 8% Convertible Promissory Notes in the amounts of $15,000, $5,000 and $5,000. These notes mature on December 31, 2018 and are convertible at the lower of common stock par value of $0.001 per share or 50% of the current market price at the time of conversion. During the quarter ended March 31, 2018, two unrelated lenders purchased the prior convertible note and accrued interest from MDI. The lenders exercised the conversion rights stipulated in the note and the Company issued an aggregate of 288,052,345 shares of $.001 par value common stock related thereto.

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the six months ended March 31, 2018 and 2017, the Company incurred $63,700 and $109,889, respectively, of consulting fees which are payable to two officers and two shareholders of the Company. Total consulting fees payable to these officers and shareholder as of March 31, 2018 and September 30, 2017 were $177,515 and $112,315 respectively.

Payable to shareholder

Payable to shareholder totaled $61,360 and $67,860 at March 31, 2018 and September 30, 2017, respectively.

Short-term loan payable to officer

As of March 31, 2018 and September 30, 2017, convertible officer advances to the Company totaled $5,700 and short term notes amounted to $59,774 and $56,974 respectively.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Convertible Notes Payable

The carrying value of all convertible notes at March 31, 2018 and September 30, 2017 was comprised of:

	March 31,	September 30,
	2018	2017
Convertible notes payable	$552,483	$598,765
Unamortized original issue discount and debt discount	(102,283)	(305,165)
	$450,200	$293,600

Interest expense for the six months ended March 31, 2018 was $704,246 and includes $442,152 of amortization of debt discount and loan fees, origination interest of $220,000 and $19,706 of amortization of original issue discount. Interest expense for the six months ended March 31, 2017 amounted to $79,969.

During the years ended September 30, 2017 and 2016 and the six months ended March 31, 2018, we executed a series of Promissory Notes (the “Notes”) to seven unrelated entities. The Notes have initial terms of one year or less. The notes carry face interest rates of from 8% to 12% per annum. The Lenders have the rights, at any time and/or after 180 days at their election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is generally a range of between 50% and 58% of a two-day average of the lowest trading price in the 15 to 25 range of trading days prior the conversion. During the quarter ending March 31, 2018 two of the lenders have sued for payment, which terminates their conversion rights. Aggregate amounts claimed pursuant to the lawsuits amounted to $448,833 including certain penalties and interest. Amounts included in convertible notes payable for these lenders amounted to $321,516 after the write-off of unamortized loan discounts of $181,869. Additionally, the Company eliminated $467,529 of the derivative liability related to these loans. Negotiations for settlement of the suits is currently in process.

During the six months ended March 31, 2018 the Company’s lenders converted an aggregate of $356,044 of the face value of notes payable plus accrued interest into an aggregate of 1,488,485,818 shares of $.001 par value common stock.

We valued the derivative liability at the end of each accounting period and the difference in value is recognized as gain or loss. At March 31, 2018, we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.01 to 0.75 years to maturity, risk free interest rate of 2.09% and annualized volatility of 144% to 456%. We recognized $1,208,062 of income for the change in value of the derivative for the six months ended March 31, 2018.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Share Capital

The Company is authorized to issue 10,010,000,000 shares of common stock with a par value of $.001 and 10,000,000 of $.001 par value preferred stock. The Company had 1,597,878,840 shares of $.001 par value common stock outstanding and 10,000,000 shares of $.001 par value preferred stock outstanding at March 31, 2018. Additionally, at March 31, 2018 there were 5,966,136,552 contingently issuable shares related to the Company’s convertible notes payable.

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

No warrants were exercised and no additional warrants were issued during the six months ended March 31, 2018.

Note 8 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rates is as follows:

	For the Six
	Months Ended
	March 31,
	2018	2017
Expected income tax (benefit) at statutory rates of 21% and 34%, respectively	$356,200	$(2,183,000)
Change in non-deductable expenses	(551,000)	2,155,800
Change in valuation allowance	194,800	27,200
	$-	$-

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company had a federal net operating tax loss carry-forward of approximately $3,268,000 as of March 31, 2018. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

At March 31, 2018 the deferred tax valuation allowance increased by $148,600 from September 30, 2017. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of March 31, 2018 and September 30, 2017, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

During the six months ended March 31, 2018 and 2017, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

Note 9 – Office Space lease

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

Employees

At March 31, 2018, we employed approximately 5 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have good relationships with our employees.

RESULTS OF OPERATIONS

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

Revenues

Revenues for the three months ended March 31, 2018 totaled $191,893 as compared to $203,052 at March 31, 2017.

Revenues for the six months ended March 31, 2018 totaled $306,756 as compared to $374,901 at March 31, 2017. The decrease in revenue is attributed to increased material costs, lack of inventory and customer budget approval cycles being extended in the early part of the year.

Gross Profit

Gross profit increased by $6,114 to $32,761 for the three months ended March 31, 2018 from $26,647 for the three months ended March 31, 2017. A significant portion of this higher profit margin was due to a large price increase on the PB/MPS material and labor kits provided by REAP's vendor. As a percentage of net sales, gross profit was 17.1% for the three months ended March 31, 2018 and 13.1% for the three months ended March 31, 2017.

Gross profit decreased by $11,260 to $37,246 for the six months ended March 31, 2018 from $48,506 for the six months ended March 31, 2017. A significant portion of this higher profit margin was due to a large price increase on the PB/MPS material and labor kits provided by REAP's vendor. As a percentage of net sales, gross profit was 12.1% for the sixmonths ended March 31, 2018 and 12.9% for the six months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses increased by $14,730 to $87,306 for the three months ended March 31, 2018 from $72,576 for the three months ended March 31, 2017. The increase in general and administrative expenses is due to several factors, i.e.: (i) payment to an outside firm to provide advertising and promotional services, (ii) a rent increase and the payment of back rent, (iii) payment of professional accounting services, (iv) consulting fees for a joint R & D venture with UCLA, and (v) a loan discount charge.

General and administrative expenses increased by $13,974 to $225,639 for the six months ended March 31, 2018 from $211,665 for the six months ended March 31, 2017. The increase in general and administrative expenses is due to several factors, i.e.: (i) payment to an outside firm to provide advertising and promotional services, (ii) a rent increase and the payment of back rent, (iii) payment of professional accounting services, (iv) consulting fees for a joint R & D venture with UCLA, and (v) a loan discount charge.

Amortization of Intangible Assets

Amortization of intangible assets was $12,567 for the six months ended March 31, 2018 and $29,202 for the six months ended March 31, 2017. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Amortization of intangible assets was $0 for the three months ended March 31, 2018 and $14,601 for the three months ended March 31, 2017. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $22,524 for each of the six months ended March 31, 2018 and 2017, respectively.

Depreciation of property and equipment totaled $11,262 for each of the three months ended March 31, 2018 and 2017, respectively.

Consultants

Consultants incurred from services provided by the officers of the Company and others totaled $133,379 and $109,889 for the six months ended March 31, 2018 and 2017, respectively. The increase in the expense was related to the need for consultants to facilitate increased sales in the LED Lites USA division.

Consultants incurred from services provided by the officers of the Company and others totaled $43,469 and $83,481 for the three months ended March 31, 2018 and 2017, respectively. The increase in the expense was related to the need for consultants to facilitate increased sales in the LED Lites USA division.

Interest Expense

Interest expense for the six months ended March 31, 2018 was $704,246 and includes $442,152 of amortization of debt discount and loan fees, origination interest of $220,000 and $19,706 of amortization of original issue discount. Interest expense for the six months ended March 31, 2017 amounted to $79,969.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $17,163. Net cash used in operating activities was $153,637 and $15,347 for the six months ended March 31, 2018 and 2017, respectively.

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2018, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC's Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2018, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Two lawsuits have been file for collection of convertible debentures having gone into default. These are being negotiated to arrive at an equitable solution. At the present time these notes have lost their conversion feature and cannot be converted unless the negotiation allows such. Current negotiation is aimed at allowing conversion at a controlled rate to preserve share price by limiting the rate of conversion

ITEM 1A. RISK FACTORS.

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

RENEWABLE ENERGY AND POWER, INC.

Date: May 30, 2018	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

