Form 10-Q
period 2018-06-30
Renewable Energy & Power, Inc.
filed 2018-08-20
CIK 1608430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 000-55237

RENEWABLE ENERGY AND POWER, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1294868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3395 Cheyenne Ave. #111 N. Las Vegas, NV	89032
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant's common stock was 1,597,878,840 as of August 17, 2018.

RENEWABLE ENERGY AND POWER, INC. FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Renewable Energy and Power, Inc.
Condensed Balance Sheets

	June 30,	September 30,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash	$-	$-
Accounts receivable from MDI	1,743,320	1,328,053
Accounts Receivable from others	3,650	11,417
Inventory	176,020	66,574
Total current assets	1,922,990	1,406,044
Property, plant and equipment, net of depreciation	195,595	229,381
Intangible asset, net of amortization	-	12,567
Deposits	5,000	5,000
Total Assets	$2,123,585	$1,652,992

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$104,636	$44,560
Accounts payable MDI	1,709,508	1,291,772
Accrued interest (MDI $1,500 at June 30, 2018 and $87,785 at September 30, 2017)	29,555	131,308
Amounts due to officers and shareholder	264,275	180,175
Short term notes payable to officer	59,774	56,974
Convertible note payable, officer	5,700	5,700
Convertible note payable to MDI	25,000	103,785
Convertible note payable, net of discounts	590,508	293,600
Derivative liability	366,803	3,047,887
Total current liabilities	3,155,759	5,155,761

Commitments and contingencies (Note 9)

Shareholders’ deficit:
Series A preferred stock, $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2018	10,000	-
Common stock, $0.001 par value; 10,010,000,000 shares authorized; 2,471,850,507 shares issued and outstanding at June 30, 2018 and 109,393,022 at September 30, 2017	2,471,850	109,393
Additional paid in capital	8,538,437	8,124,248
Accumulated deficit	(12,052,461)	(11,736,410)
Total shareholders’ deficit	(1,032,174)	(3,502,769)
Total Liabilities and Shareholders’ deficit	$2,123,585	$1,652,992

See the accompanying notes to the condensed financial statements

Renewable Energy and Power, Inc.
Condensed Statements of Operations
Three Months and Nine Months Ended June 30, 2018 and 2017
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017

Revenue	$139,410	$184,749	$446,166	$559,650
Cost of revenue	118,871	144,000	388,381	470,395
Gross profit	20,539	40,749	57,785	89,255

Operating expenses:
General and administrative	81,911	201,119	307,550	412,784
Depreciation and Amortization	11,262	25,863	46,353	77,589
Total operating expenses	93,173	226,982	353,903	490,373

Operating loss	(72,634)	(186,233)	(296,118)	(401,118)

Other income (expenses):
Interest expense	(241,398)	(76,430)	(861,586)	(156,399)
Fair value of stock compensation	-	-	-	(6,227,500)
Change in derivative liability	97,989	(700,800)	841,653	(814,000)
	(143,409)	(777,230)	(19,933)	(7,197,899)
Net loss	$(216,043)	$(963,463)	$(316,051)	$(7,599,017)

Per share information - basic:
Net loss per share	$(0.00)	$(0.03)	$0.00	$(0.65)
Primary weighted average shares outstanding	1,898,704,646	27,655,096	1,059,900,819	11,653,799

See the accompanying notes to the condensed financial statements

Renewable Energy and Power, Inc.
Condensed Statements of Cash Flow
Nine Months Ended June 30, 2018 and 2017
(Unaudited)

	For the Nine Months Ended
	June 30,
	2018	2017

Net cash used in operating activities	$(201,500)	$(221,915)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	187,000	378,354
Repayment of convertible note payable	(10,000)	-
Proceeds from MDI notes payable	30,200	-
Repayment of amounts due to officers and shareholder	(8,500)	(75,000)
Proceeds from short term notes payable to officer	2,800	3,720
Net cash provided by financing activities	201,500	307,074

Net increase in cash	-	85,159
Cash at beginning of period	-	571
Cash at end of period	$-	$85,730

Supplemental Cash Flow Disclosures

Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Conversion of convertible note payable and accrued interest to common stock	$947,927	$4,650

Debt discount on convertible notes payable	$341,977	$13,500

Non-cash additions to convertible notes payable:
Conversion of MDI note	$191,570	$-
Consulting fees payable to officers and shareholder exchanged for convertible notes payable	$-	$25,000

Convertible notes payable to officers exchanges for common stock	$-	$25,000

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2017 Annual Report on Form 10-K. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2018.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended June 30, 2018 are not necessarily indicative of results for the full fiscal year.

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

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 – Going Concern

These financial statements for the nine months ended June 30, 2018 were prepared assuming the Company will continue as a going concern. During the nine months ended June 30, 2018, the Company had a loss from operations of $296,118, negative working capital of $1,232,769 and has an accumulated deficit of $12,052,461 at June 30, 2018. These factors raise a substantial doubt about the company’s ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Accounts receivable

The Company grants credit, generally without collateral. The Company performs periodic credit evaluations of its customers' financial condition and believes that its customer acceptance, billing and collection policies are adequate to minimize potential credit risk. The Company has not incurred any credit losses to date. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. The allowance for bad debt is $0 at June 30, 2018 and September 30, 2017. Normal accounts receivable past due more than 30 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. See Note 4.

Inventories

Inventories are carried at the lower of cost (first-in, first-out, FIFO) or net realizable value and include primarily LED light fixtures. The inventories were purchased from vendors in Asia.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. During the three months ended June 30, 2018 and 2017, research and development costs totaled $0 and $18,957, respectively, and for the nine months ended June 30, 2018 and 2017 was $0 and $31,277, respectively.

Fair Value Measurement

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

A reconciliation of the changes in the Company’s Level 3 derivative liability at fair value is as follows:

Balance at September 30, 2017	$3,047,887
Conversions of debt to equity	(1,463,978)
Decrease in fair value of the liability	(1,737,784)
Additions to the liability	520,678
Balance at June 30, 2018	$366,803

Note 4 – Multichip Display, Inc. (MDI)

The Company has an exclusive contract to manufacture products under contract from MDI. MDI will be the sales agent for certain government and private company contracts; REAP manufactures products based on bid prices as agreed between the parties. The Company has also agreed to purchase parts from MDI. As part of the agreement, MDI has agreed to support the operations of the Company through December 31, 2018. MDI is both a significant customer and significant vendor of the Company. For the nine months ended June 30, 2018 and 2017, substantially all of the Company's sales resulted from transactions with MDI. The Company had the following related party transactions through June 30, 2018 for the time periods shown in the tables below.

	Nine Months ended June 30,
	2018	2017

Sales to MDI	$446,166	$554,739
Inventory purchases from MDI*	241,919	430,502
Interest expense to MDI	1,500	123,063
Receivable from MDI	1,743,320	1,163,053
Accounts payable to MDI	1,709,508	995,637
Accrued interest payable to MDI	1,500	123,063
Convertible note payable to MDI, net of discount of $18,298 in 2017	25,000	109,765

____________

*	Includes borrowings to pay for direct labor.

 Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The agreement with MDI includes an offset clause for accounts receivable from MDI and accounts payable to MDI. The Company issued three new 8% Convertible Promissory Notes in the amounts of $15,000, $5,000 and $5,000 during the nine months ended June 30, 2018. These notes mature on December 31, 2018 and are convertible at the lower of common stock par value of $0.001 per share or 50% of the current market price at the time of conversion. These notes originated in Q1 (November 2017). During the quarter ended June 30, 2018, two unrelated lenders purchased the prior convertible note and accrued interest from MDI. The lenders exercised the conversion rights stipulated in the note and the Company issued an aggregate of 288,052,345 shares of $.001 par value common stock related thereto.

Note 5 – Related Party Transactions with Initial Shareholder Group

Consulting fees payable to officers and shareholder

During the nine months ended June 30, 2018 and 2017, the Company incurred $91,900 and $152,612, respectively, of consulting fees which are payable to two officers and two shareholders of the Company. Total consulting fees payable to these officers and shareholder as of June 30, 2018 and September 30, 2017 were $203,415 and $112,315 respectively.

Payable to shareholder

Payable to shareholder totaled $60,860 and $67,860 at June 30, 2018 and September 30, 2017, respectively.

Short-term and convertible notes payable to officers

As of June 30, 2018 and September 30, 2017, convertible notes payable, officer totaled $5,700 and short term notes payable to officer amounted to $59,774 and $56,974 respectively.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Convertible Notes Payable

The carrying value of convertible notes at June 30, 2018 and September 30, 2017 was comprised of:

	June 30,	September 30,
	2018	2017
Convertible notes payable	$678,039	$598,765
Unamortized original issue discount and debt discount	(87,531)	(305,165)
	$590,508	$293,600

Interest expense for the nine months ended June 30, 2018 was $861,586 and includes $511,030 of amortization of debt discount and loan fees, origination interest of $276,867 and $22,081 of amortization of original issue discount. Interest expense for the nine months ended June 30, 2017 amounted to $156,399.

During the years ended September 30, 2017 and 2016 and the nine months ended June 30, 2018, we executed a series of Promissory Notes (the “Notes”) to seven unrelated entities. The Notes have initial terms of one year or less. The notes carry face interest rates from 8% to 12% per annum. The Lenders have the rights, at any time and/or after 180 days at their election to convert all or part of the outstanding and unpaid principal and accrued interest into shares of our common stock. The conversion price is generally a range of between 50% and 58% of a two-day average of the lowest trading price in the 15 to 25 range of trading days prior the conversion. During the quarter ending June 30, 2018 two of the lenders have sued for payment, which terminates their conversion rights. Aggregate amounts claimed pursuant to the lawsuits amounted to $448,833 including certain penalties and interest. Amounts included in convertible notes payable for these lenders amounted to $321,516 after the write-off of unamortized loan discounts of $181,869. Additionally, the Company eliminated $467,529 of the derivative liability related to these loans. Negotiations for settlement of the suits is currently in process. On July 6, 2018 a judgement in favor of one lender was entered in the amount of $219,460 which amount has been fully recorded in the financial statements.

During the nine months ended June 30, 2018 the Company’s lenders converted an aggregate of $420,394 of the face value of notes payable plus accrued interest into an aggregate of 2,362,457,485 shares of $.001 par value common stock.

We valued the derivative liability at the end of each accounting period and the difference in value is recognized as gain or loss. At June 30, 2018, we determined the valuation using the Black-Sholes valuation model with the following assumptions: dividend yield of zero, 0.01 to 01.25 years to maturity, risk free interest rate of 2.25% and annualized volatility of 158% to 486%. We recognized $841,653 of income for the change in value of the derivative for the nine months ended June 30, 2018.

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 – Share Capital

The Company is authorized to issue 10,010,000,000 shares of common stock with a par value of $.001 and 10,000,000 of $.001 par value preferred stock. The Company had 2,471,850,507 shares of $.001 par value common stock outstanding and 10,000,000 shares of $.001 par value preferred stock outstanding at June 30, 2018. Additionally, at June 30, 2018 there were 2,726,409,064 contingently issuable shares related to the Company’s convertible notes payable.

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

No warrants were exercised and no additional warrants were issued during the nine months ended June 30, 2018.

Note 8 – Income Taxes

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rates is as follows:

	For the Nine
	Months Ended
	June 30,
	2018	2017
Expected income tax (benefit) at statutory
rates of 34%	$107,457	$(2,183,000)
Change in non-deductable expenses	(338,633)	2,155,800
Change in valuation allowance	231,176	27,200
	$-	$-

Renewable Energy and Power, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company had a federal net operating tax loss carry-forward of approximately $3,652,000 as of June 30, 2018. The tax loss carry-forwards are available to offset future taxable income with the federal carry-forwards beginning to expire in 2033.

At June 30, 2018 the deferred tax valuation allowance increased by $231,176 from September 30, 2017. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The deferred tax assets represent the amounts expected to be realized before expiration. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As of June 30, 2018 and September 30, 2017, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

During the nine months ended June 30, 2018 and 2017, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three-year statute of limitations by major tax jurisdictions.

Note 9 – Commitments and Contingencies

Office space lease

The Company leases office space from BKM Capital with the term commencing September 1, 2015 and ending August 31, 2020 at a monthly rate of $7,205.

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

Renewable Energy and Power Inc. plans to provide renewable energy that is competitive with fossil fuels by employing proprietary new technologies, and combining them with existing solar and wind power generation and LED lighting. At this time, all solar and wind power energy products are in development and none have been delivered to a customer, all revenues are from MDI and LED Lites USA sales.

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

Business Strategy

The immediate business strategy is to pursue contracts with customers with lighting needs for outdoor newly installed and retrofit of existing facilities. We are in negotiations with a Cannabis growing company to supply their growing structures with computer controlled LED lights. We are in early production stage of this process. We will continue to manufacture and deliver lighting products for MDI, while the above negotiations are continuing. The company is currently delivering LED lighting to customers in the lighting market. The solar component of our business is not presently operating awaiting funding.

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

Employees

At June 30, 2018, we employed approximately 5 full-time and approximately 5 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have good relationships with our employees.

RESULTS OF OPERATIONS

For the three and nine months ended June 30, 2018 compared to the three and nine months ended June 30, 2017:

Revenues

Revenues for the three months ended June 30, 2018 totaled $139,410 as compared to $184,749 for the three months ended June 30, 2017.

Revenues for the nine months ended June 30, 2018 totaled $446,166 as compared to $559,650 for the nine months ended June 30, 2017. The decrease in revenue is attributed to the slow down in sales to our primary customer.

Gross Profit

Gross profit decreased by $20,210 to $20,539 for the three months ended June 30, 2018 from $40,749 for the three months ended June 30, 2017. A significant portion of this lower profit margin was due to increases in sales costs and materials as a result of low inventory levels. As a percentage of net sales, gross profit was 14.7% for the three months ended June 30, 2018 and 22.1% for the three months ended June 30, 2017.

Gross profit decreased by $31,470 to $57,785 for the nine months ended June 30, 2018 from $89,255 for the nine months ended June 30, 2017. A significant portion of this lower profit margin was due to increases in sales costs and materials as a result of low inventory levels.. As a percentage of net sales, gross profit was 13.0% for the nine months ended June 30, 2018 and 15.9% for the nine months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses decreased by $119,208 to $81,911 for the three months ended June 30, 2018 from $201,119 for the three months ended June 30, 2017. The decrease in general and administrative expenses is due to several factors,such as management and officers accepting a reduced salary.

General and administrative expenses increased by $105,234 to $307,550 for the nine months ended June 30, 2018 from $412,784 for the nine months ended June 30, 2017. The decrease in general and administrative expenses is due to several factors, such as management and officers accepting a reduced salary.

Amortization of Intangible Assets

Amortization of intangible assets was $12,567 for the nine months ended June 30, 2018 and $43,803 for the nine months ended June 30, 2017. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Amortization of intangible assets was $0 for the three months ended June 30, 2018 and $14,601 for the three months ended June 30, 2017. For each period, amortization expense was primarily related to intangible assets recorded in connection with the purchase of assets.

Depreciation of Property and Equipment

Depreciation of property and equipment totaled $33,786 for each of the nine months ended June 30, 2018 and 2017.

Depreciation of property and equipment totaled $11,262 for each of the three months ended June 30, 2018 and 2017.

Consultants

Consultants incurred from services provided by the officers of the Company and others totaled $172,850 and $236,959 for the nine months ended June 30, 2018 and 2017, respectively. The decrease in the expense was related to reduced work and time spent.

Consultants incurred from services provided by the officers of the Company and others totaled $39,471 and $154,070 for the three months ended June 30, 2018 and 2017, respectively. The decrease in the expense was related to reduced work and time spent.

Interest Expense

Interest expense for the nine months ended June 30, 2018 was $861,586 and includes $511,030 of amortization of debt discount and loan fees, origination interest of $276,867 and $22,081 of amortization of original issue discount. Interest expense for the nine months ended June 30, 2017 amounted to $156,399.

Interest expense for the three months ended June 30, 2018 was $241,398 and includes $68,887 of amortization of debt discount and loan fees, origination interest of $56,687 and $2,375 of amortization of original issue discount. Interest expense for the three months ended June 30, 2017 amounted to $76,430.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $-. Net cash used in operating activities was $201,500 and $221,915 for the nine months ended June 30, 2018 and 2017, respectively.

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

Off Balance Sheet Arrangements

During the three months ended June 30, 2018, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC's Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective. As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2018, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Two lawsuits have been filed for collection of convertible debentures having gone into default. On July 17, 2018 the company received notice that the Federal Court in Boston had ruled in favor of Labrys Fund in the amount of two hundred nineteen thousand four hundred sixty and sixteen cents ($219,460.16. These are being negotiated to arrive at an equitable solution. At the present time these notes have lost their conversion feature and cannot be converted unless the negotiation allows such. Current negotiation is aimed at allowing conversion at a controlled rate to preserve share price by limiting the rate of conversion.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

______________

**  Filed herewith electronically

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENEWABLE ENERGY AND POWER, INC.

Date: August 20, 2018	By:	/s/ Donald MacIntyre
Donald MacIntyre
Chief Executive Officer

	By:	/s/ Bruce Parsons
Bruce Parsons
Chief Financial Officer

